Form 10-Q
period 1996-09-30
FNB CORP \VA\
filed 1996-11-13
CIK 1010961

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1996
                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:        333-2524
                             FNB Corporation
      (Exact name of registrant as specified in its charter)

Virginia                                                    54-1791618
(State or other jurisdiction of incorporation or organization) (I.R.S.
                                                  Employer Identification No.)

50 North Franklin Street, Christiansburg, Virginia      24073
(Address of principal executive offices)                    (Zip Code)

                                (540) 382-4951
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     x  Yes       No


      1,661,900 shares outstanding as of September 30, 1996

                 FNB CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item l.   Financial Statements


As further discussed in Note 1 to the financial statements, First National Bank is the predecessor to FNB Corporation (the Registrant). See Note 1 for more information. The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets of FNB Corporation and subsidiaries as of September 30, 1996 (unaudited) and First National Bank and subsidiaries as of December 31, 1995;

2. Unaudited Consolidated Statements of Income of FNB Corporation and subsidiaries for the quarter and nine-month periods ended September 30, 1996;

3. Unaudited Consolidated Statements of Income of First National Bank and subsidiaries for the quarter and nine-month periods ended September 30, 1995;

4. Unaudited Consolidated Statements of Cash Flows for the nine-month period ended September 30, 1996 for FNB Corporation and subsidiaries and for the nine-month period ended September 30, 1995 for First National Bank and subsidiaries; and

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the nine-month period ended September 30, 1996 for FNB Corporation and subsidiaries and for the nine-month period ended September 30, 1995 for First National Bank and subsidiaries.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 1996
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $  12,513
Federal funds sold                                                 7,800
Securities available-for-sale, at fair value                      48,879
Securities held-to-maturity, at amortized cost
     (market value $42,841)                                       42,538
Mortgage loans held for sale                                         420
Loans:
     Commercial                                                   49,582
     Consumer                                                     60,921
     Real estate - commercial                                     50,336
     Real estate - construction                                    7,660
     Real estate - mortgage                                       90,759
          Total loans                                            259,258
     Less unearned income                                             80
          Loans, net of unearned income                          259,178
     Less allowance for loan losses                                4,148
          Loans, net                                             255,030
Bank premises and equipment, net                                   8,057
Other real estate owned                                              199
Other assets                                                       4,985
          Total assets                                         $ 380,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                          28,388
     Interest-bearing demand deposits                             47,344
     Savings deposits                                             46,933
     Time deposits                                               164,479
     Certificates of deposit of $100,000 and over                 33,323
          Total deposits                                         320,467
Federal funds purchased and securities sold under
     agreements to repurchase                                      5,161
Other borrowed funds                                              14,814
Other liabilities                                                  2,569
ESOP debt                                                          1,290
Subordinated capital notes                                           857
     Total liabilities                                           345,158
Stockholders' equity:
     Common stock, $5.00 par value, Authorized 5,000,000
     shares; issued and outstanding 1,661,900 shares               8,310
     Surplus                                                      10,782
     Unearned ESOP shares (53,470 shares)                         (1,511)
     Undivided profits                                            18,099
     Net unrealized gains (losses) on securities
          available-for-sale                                        (417)
          Total stockholders' equity                              35,263

          Total liabilities and stockholders' equity           $ 380,421

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
First National Bank and subsidiaries
December 31, 1995
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                        $   8,818
Federal funds sold                                                 5,430
Securities available-for-sale, at fair value                      47,851
Securities held-to-maturity, at amortized cost
     (market value $41,001)                                       40,111
Mortgage loans held for sale                                         817
Loans:
     Commercial                                                   53,374
     Consumer                                                     61,888
     Real estate - commercial                                     52,075
     Real estate - construction                                    9,600
     Real estate - mortgage                                       76,505
          Total loans                                            252,442
     Less unearned income                                            149
          Loans, net of unearned income                          252,293
     Less allowance for loan losses                                3,988
          Loans, net                                             248,305
Bank premises and equipment, net                                   4,586
Other real estate owned                                              387
Other assets                                                       4,228
          Total assets                                         $ 360,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                          27,991
     Interest-bearing demand deposits                             44,247
     Savings deposits                                             54,491
     Time deposits                                               162,395
     Certificates of deposit of $100,000 and over                 26,653
          Total deposits                                         315,777
Federal funds purchased and securities sold under
          agreements to repurchase                                 3,942
Other borrowed funds                                               2,368
Other liabilities                                                  3,392
ESOP debt                                                          1,926
Subordinated capital notes                                           937
          Total liabilities                                      328,342
Stockholders' equity:
     Common stock, $5.00 par value. Authorized 2,500,000
          shares; issued and outstanding 1,661,900 shares          8,310
     Surplus                                                      10,782
     Unearned ESOP shares (74,858 shares)                         (2,115)
     Undivided profits                                            15,006
     Net unrealized gains (losses) on securities
          available-for-sale                                         208
          Total stockholders' equity                              32,191


          Total liabilities and stockholders' equity           $ 360,533


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1996
In Thousands, Except Share and Per Share Data
(Unaudited)
                                              Quarter Ended    Nine Months Ended
                                          September 30, 1996  September 30, 1996
Interest income:
     Interest and fees on loans                    $  6,285            18,480
     Interest on securities:
          Taxable                                       721             2,150
          Nontaxable                                    590             1,793
     Interest on federal funds sold                      73               126
          Total interest income                       7,669            22,549
Interest expense:
     Interest on interest-bearing demand deposits       326               952
     Interest on savings deposits                       346             1,038
     Interest on time deposits                        2,364             7,132
     Interest on certificates of deposit of
          $100,000 and over                             454             1,370
     Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                  60               162
     Interest on other borrowed funds                   180               386
     Interest on subordinated capital notes              24                67
     Interest on ESOP debt                               28                93
          Total interest expense                      3,782            11,200
          Net interest income                         3,887            11,349

Provision for loan losses                               135               345
     Net interest income after provision for
          loan losses                                 3,752            11,004

Noninterest income:
     Service charges on deposit accounts                242               708
     Loan origination fees                               50               184
     Other service charges and fees                      75               233
     Other income                                       129               412
     Securities gains (losses), net                       7                 1
          Total noninterest income                      503             1,538
Noninterest expense:
     Salaries and employee benefits                   1,427             4,275
     Occupancy and equipment expense, net               332               941
     Credit card expense                                178               422
     Supplies expense                                   111               264
     FDIC assessment expense                              1                 2
     Other expenses                                     591             1,594
          Total noninterest expense                   2,640             7,498
Income before income tax expense                      1,615             5,044
Income tax expense                                      358             1,152

     Net income                                    $  1,257             3,892

     Net income per share                          $   0.78              2.43

     Dividends declared per share                  $      -              0.50

     Average number of shares outstanding          1,607,395           1,600,611

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
First National Bank and subsidiaries
Quarter and Nine Months Ended September 30, 1995
In Thousands, Except Share and Per Share Data
(Unaudited)
                                              Quarter Ended    Nine Months Ended
                                          September 30, 1995  September 30, 1995
Interest income:
     Interest and fees on loans                   $  6,005            16,997
     Interest on securities:
          Taxable                                      646             2,390
          Nontaxable                                   618             1,426
     Interest on federal funds sold                    104               141
          Total interest income                      7,373            20,954
Interest expense:
     Interest on interest-bearing demand deposits      359             1,093
     Interest on savings deposits                      438             1,323
     Interest on time deposits                       2,422             6,295
     Interest on certificates of deposit of
          $100,000 and over                            388             1,247
     Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 57               170
     Interest on other borrowed funds                   59                97
     Interest on subordinated capital notes             22                64
     Interest on ESOP debt                              43               133
          Total interest expense                     3,788            10,422
          Net interest income                        3,585            10,532

Provision for loan losses                               75               225
     Net interest income after provision for
          loan losses                                3,510            10,307

Noninterest income:
     Service charges on deposit accounts               237               691
     Loan origination fees                              54               129
     Other service charges and fees                     57               199
     Other income                                       95               364
     Securities gains (losses), net                      0               0
          Total noninterest income                     443            1,383
Noninterest expense:
     Salaries and employee benefits                  1,365             3,834
     Occupancy and equipment expense, net              323               926
     Credit card expense                               152               332
     Supplies expense                                   89               279
     FDIC assessment expense                           (15)              303
     Other expenses                                    504             1,456
          Total noninterest expense                  2,418             7,130
Income before income tax expense                     1,535             4,560
Income tax expense                                     360             1,098

     Net income                                   $  1,175             3,462

     Net income per share                         $   0.74              2.19

     Dividends declared per share                 $      -              0.45

     Average number of shares outstanding         1,586,007           1,579,568

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1996
In Thousands
(Unaudited)
                                                       Nine Months Ended
                                                       September 30, 1996
Cash flows from operating activities:
Net income                                                   $  3,892
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Provision for loan losses                               345
          Depreciation and amortization of bank
               premises and equipment                             402
          ESOP compensation                                       604
          Amortization of premiums and accretion
               of discounts, net                                   64
          Gain on sale of securities, net                          (1)
          Gain on sale of fixed assets                            (39)
          Gain on sale of other real estate                        (4)
          Net decrease in mortgage
               loans held for sale                                397
          Increase in other assets                             (1,007)
          Decrease in other liabilities                          (823)
               Net cash provided by operating
                    activities                                  3,830
Cash flows from investing activities:
     Net increase in federal funds sod                         (2,370)
     Proceeds from sales of securities
          available-for-sale                                    5,386
     Proceeds from calls and maturities of
          securities available-for-sale                         9,483
     Proceeds from calls and maturities of
          securities held-to-maturity                           2,362
     Purchase of securities available-for-sale                (19,070)
     Purchase of securities held-to-maturity                   (5,308)
     Net increase in loans                                     (4,115)
     Proceeds from sale of other real estate owned                446
     Recoveries on loans previously charged off                    84
     Bank premises and equipment expenditures                  (3,873)
          Net cash (used in) investing activities             (16,975)
Cash flows from financing activities:
     Net increase in deposits                                   4,690
     Net increase in federal funds
          purchased, securities sold under agreements
          to repurchase and other borrowed funds               13,665
     Principal payments on ESOP debt                             (604)
     Dividends on unallocated ESOP shares                         (32)
     Principal payments on subordinated capital notes             (80)
     Dividends paid                                              (799)
          Net cash provided by financing activities            16,840
Net increase in cash and due from banks                         3,695
Cash and due from banks at beginning of period                  8,818

Cash and due from banks at end of period                     $ 12,513

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
First National Bank and subsidiaries
Nine Months Ended September 30, 1995
In Thousands
(Unaudited)
                                                       Nine Months Ended
                                                       September 30, 1995
Cash flows from operating activities:
Net income                                                   $  3,462

Adjustments to reconcile net income to net
     cash provided by operating activities:
          Provision for loan losses                               225
          Depreciation and amortization of bank
               premises and equipment                             410
          ESOP compensation                                       302
          Amortization of premiums and accretion
               of discounts, net                                  (29)
          Gain on sale of fixed assets                             (1)
          Net increase in mortgage
               loans held for sale                               (830)
          Decrease in other assets                              1,747
          Decrease in other liabilities                          (153)
               Net cash provided by operating activities        5,133
Cash flows from investing activities:
     Net increase in federal funds sold                        (6,690)
     Proceeds from calls and maturities of
          securities available-for-sale                        11,738
     Proceeds from calls and maturities of
          securities held-to-maturity                           1,193
     Purchase of securities available-for-sale                 (1,962)
     Purchase of securities held-to-maturity                   (8,887)
     Net increase in loans                                    (25,562)
     Proceeds from sale of other real estate owed                  87
     Recoveries on loans previously charged off                   185
     Bank premises and equipment expenditures                    (829)
          Net cash (used in) investing activities             (30,727)

Cash flows from financing activities:
     Net increase in deposits                                  20,721
     Net increase in federal funds
          purchased, securities sold under agreements
          to repurchase and other borrowed funds                4,170
     Principal payments on ESOP debt                             (302)
     Dividends on unallocated ESOP shares                         (38)
     Principal payments on subordinated capital notes             (80)
     Dividends paid                                              (710)
          Net cash provided by financing activities            23,761

Net decrease in cash and due from banks                        (1,833)
Cash and due from banks at beginning of period                 11,111

Cash and due from banks at end of period                     $  9,278

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1996
In Thousands
(Unaudited)
                                                            1996
Balance, beginning of period                             $ 32,191
Net income for period                                       3,892
Cash dividends                                               (799)
ESOP shares allocated upon loan repayment                     604
Change in net unrealized gains (losses) on securities
     available-for-sale, net of income taxes                 (625)

Balance, end of period                                   $ 35,263

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
First National Bank and subsidiaries
Nine Months Ended September 30, 1995
In Thousands
(Unaudited)
                                                            1995
Balance, beginning of period                             $ 26,777
Net income for period                                       3,462
Cash dividends                                               (710)
ESOP shares allocated upon loan repayment                     302
Change in net unrealized gains (losses) on securities
     available-for-sale, net of income taxes                1,743

Balance, end of period                                   $ 31,574

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 1996 and 1995
In Thousands, Except Share Data
(Unaudited)


(1)  General

Subsequent to December 31, 1995, the Board of Directors of First National Bank (the "Bank") approved a reorganization whereby a bank holding company (FNB Corporation) was incorporated under the laws of the Commonwealth of Virginia. On June 11, 1996, the shareholders of the Bank approved a plan for the holding company to exchange one share of its stock for each share of stock of the Bank. A registration statement was filed with the Securities and Exchange Commission (SEC) to register the stock of the holding company, and such registration statement was subsequently declared effective by the SEC. On July 11, 1996, the Office of the Comptroller of the Currency (OCC) approved the plan, and the exchange was subsequently consummated. As a result, the Bank became a wholly owned subsidiary of the holding company during the third quarter of 1996, and the holding company began filing periodic reports under the Securities Exchange Act of 1934. Prior to the consummation of the exchange, the Bank filed periodic reports with the OCC.

The financial statements included herein reflect the balances and activity of the Bank and its subsidiaries for periods ending prior to the consummation of the reorganization and of the holding company and its subsidiaries for periods ending subsequent to the reorganization. The exchange of stock was accounted for using the pooling of interests method. That is, the bases of the assets and liabilities of the Bank prior to the reorganization were carried forward without adjustment. Because of this, and because the holding company's revenues, expenses and changes in financial position subsequent to the reorganization have been minimal, the consolidated financial statements for periods subsequent to the reorganization are comparable to those for periods prior to the reorganization.

The financial statements are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included.

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of other real estate owned acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses and the valuation of other real estate owned are adequate. While management uses available information to recognize loan losses and write-downs of other real estate owned, future additions to the allowance and write-downs to other real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of other real estate owned. Such agencies may require the Bank to recognize additions to the allowance for loan losses and additional write-downs of other real estate owned based on their judgments of information available to them at the time of their examination.

The following is a description of the more significant accounting and reporting policies which conform to general practice within the banking industry.

     (a)  Consolidation

          The consolidated financial statements include the accounts of FNB Corporation (the "Registrant" or the "holding company") and First National Bank and its wholly-owned subsidiaries, FNB Financial Services, Inc. and FNBO Co. Inc. ("the Bank"). All significant intercompany balances and transactions have been eliminated.

     (b)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include those amounts in the balance sheet caption cash and due from banks. Generally, cash and cash equivalents are considered to have maturities of three months or less.

     (c)  Investment Securities

          Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

          The bank had no trading securities at December 31, 1995, or September 30, 1996. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

          Amortization of premiums and accretion of discounts are computed on the level yield method. Gains and losses on sales of investment securities are computed on the basis of specific identification of the adjusted cost of each security upon disposition.

     (d)  Loans

          Loans are stated at the amount of funds disbursed plus the applicable amount, if any, of unearned interest and deferred fees and costs less payments received. Interest on commercial and real estate mortgage loans is accrued based on the average loans outstanding times the applicable interest rates. Interest on installment loans is recognized on methods which approximate the level yield method.

          Loan origination and commitment fees and certain costs are being deferred, and the net amount amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the related loans.

          Interest related to nonaccrual loans is recognized on the cash basis. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, unless the obligation is both well secured and in the process of collection.

     (e)  Bank Premises and Equipment, Net

          Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets, principally on the straight-line method. Costs of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

     (f)  Other Real Estate Owned

          Other real estate owned represents properties acquired through foreclosure or deed taken instead of foreclosure. At the time of acquisition, these properties are recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell with any write-down being charged to the allowance for loan losses. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to expense. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

     (g)  Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Net Income Per Share

          Net income per share computations are based on the weighted average number of shares outstanding during each year.

     (I)  Trust Assets

          Assets held by the Bank's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Bank.

(2)  Restrictions on Cash

     Federal reserve regulations require the Bank to maintain certain average balances as cash reserves. The reserve requirements approximated $2,987 and $2,712 at September 30, 1996 and December 31, 1995, respectively.

(3)  Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 1996 and December 31, 1995:

                                          Gross          Gross          Approx.
                              Amortized   Unrealized     Unrealized     Fair
     September 30, 1996       Costs       Gains          Losses         Values
     U.S. Treasury            $  8,127          22           (72)        8,077
     U.S. Government agencies
          and corporations      29,538          44          (656)       28,926

     States and political
          subdivisions           3,981          61           (21)        4,021
     Other securities            7,865          59           (69)        7,855
     Totals                   $ 49,511         186          (818)       48,879

                                          Gross          Gross          Approx.
                              Amortized   Unrealized     Unrealized     Fair
     December 31, 1995        Costs       Gains          Losses         Values
     U.S. Treasury           $  9,513         128           (2)          9,639
     U.S. Government agencies
          and corporations     25,840         132          (98)         25,874

     States and political
          subdivisions          2,304          84            -           2,388
     Other securities           9,878         161          (89)          9,950
     Totals                  $ 47,535         505         (189)         47,851

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Approx.
                                                Amortized      Fair
     September 30, 1996                         Costs          Values
     Due in one year or less                     $  7,131       7,080
     Due after one year through five years         16,442      16,259
     Due after five years through ten years        19,715      19,336
     Due after ten years                            6,223       6,204

     Totals                                      $ 49,511      48,879

     Proceeds from sales, calls and maturities of securities available-for-sale for the nine months ended September 30, 1996 and 12 months ended
     December 31, 1995 were $14,869 and $14,987, respectively. Gross gains of $48 and gross losses of $47 were realized on those sales and calls through September 30, 1996, and gains and losses were not material in 1995.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,786 at September 30, 1996 and $15,158 at December 31, 1995.

(4)  Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 1996 and December 31, 1995 are as follows:

                                           Gross        Gross        Approx.
                               Amortized   Unrealized   Unrealized   Fair
     September 30, 1996        Costs       Gains        Losses       Values
     U.S. Government agencies
          and corporations      $   500         -           (7)         493
     States and political
          subdivisions           42,038       711         (401)      42,348

     Totals                     $42,538       711         (408)      42,841

                                              Gross       Gross       Approx.
                                  Amortized   Unrealized  Unrealized  Fair
     December 31, 1995            Costs       Gains       Losses      Values
     U.S. Government agencies
          and corporations       $    500          6           -         506
     States and political
          subdivisions             39,110      1,032        (149)     39,993

     Other securities                 501          1           -         502

     Totals                      $ 40,111      1,039        (149)     41,001

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Approx.
                                               Amortized      Fair
     September 30, 1996                        Costs          Values
     Due in one year or less                  $   1,639        1,638
     Due after one year through five years       13,188       13,340
     Due after five years through ten years      24,315       24,481
     Due after ten years                          3,396        3,382
     Totals                                   $  42,538       42,841

     Proceeds from sales, calls and maturities of securities held-to-maturity for the nine months ended September 30, 1996 and for the 12 months ended December 31, 1995 were $2,362 and $2,626, respectively. Gross gains and gross losses realized on those sales, calls and maturities were not material.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $14,689 at September 30, 1996 and $16,815 at December 31, 1995.

(5)  Loans

     At September 30, 1996 and December 31, 1995, there were direct loans to executive officers and directors of $3,252 and $3,084, respectively. In addition, there were loans of $8,449 and $6,861 at September 30, 1996 and December 31, 1995, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At September 30, 1996 and December 31, 1995, the Bank had sold participations in various loans to customers of the Bank in the amount of $37,716 and $32,000, respectively.

(6)  Allowance for Loan Losses and Impaired Loans

     As of January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These new standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. They also require creditors to evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. Creditors may continue to use existing methods of recognizing interest income on an impaired loan. These statements were adopted on a prospective basis and had no material impact on the financial statements.

     A loan is considered impaired when, based on management's judgment, the Bank will probably not be able to collect all amounts due according to the contractual terms of the loan. In making such assessment, management considers the individual strength of borrowers, the strength of particular industries, the payment history of individual loans, the value and marketability of collateral and general economic conditions. The Bank's methodology for evaluating the collectibility of a loan after it is deemed to be impaired does not differ from the methodology used for nonimpaired loans.

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                          Quarter Ended    Nine Months Ended
                                           September 30,     September 30,
                                          1996     1995      1996     1995
     Balance at beginning of period    $  4,128   3,951     3,988    3,815
     Provisions for loan losses             135      75       345      225
     Loan recoveries                         29      71        84      185
     Loan charge-offs                      (144)    (98)     (269)    (226)

     Balance at end of period          $  4,148   3,999     4,148    3,999

     Nonperforming assets consist of the following:

                                        September 30,       December 31,
                                            1996                1995
     Nonaccrual loans                     $  1,521              1,769
     Other real estate owned                   199                387

       Total nonperforming assets         $  1,720              2,156

     The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                    Nine Months Ended
                                                      September 30,
                                                     1996       1995
     Proforma interest - nonaccrual loans      $    100          128
     Recorded interest - nonaccrual loans            --            2

     There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 1996.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                      September 30,      December 31,
                                          1996               1995
     Land                               $  1,882             1,869
     Buildings                             5,898             2,787
     Furniture and equipment               4,477             3,821
     Leasehold improvements                  363               309
                                          12,620             8,786
     Less accumulated depreciation
          and amortization                 4,563             4,200
       Totals                           $  8,057             4,586

(8)  Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $12,803 and $1,967 on September 30, 1996 and December 31, 1995, respectively. The interest rates on the advances range from
     5.38 to 7.15 percent and have maturity dates through June 5, 2010. The advances are collateralized under a blanket floating lien agreement dated September 24, 1994, by which the Bank gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)  Employee Benefit Plans

     The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. In May 1994, the Bank sold 106,940 shares of Bank stock to the ESOP for $28.25 per share. In 1996, the ESOP tendered the stock in exchange for the stock issued by the Registrant pursuant to the reorganization discussed in Note 1. The ESOP borrowed $3,021 to purchase the shares. The ESOP's obligation to repay this borrowing is guaranteed by the Bank; therefore, the unpaid balance of the borrowing has been reflected in the accompanying balance sheet as a liability and the amount representing unearned employee benefits has been recorded as a reduction in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

(10)  Income Taxes

     The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.

(11) Restrictions on Payment of Dividends

     Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. At September 30, 1996, retained net profits which were free of such restriction approximated $3,254.

(12) Supplemental Cash Flow Information

     The Bank paid $11,100 and $10,256 for interest and it paid $1,013 and $1,165 for income taxes for the nine month periods ended September 30, 1996 and 1995, respectively. Noncash investing activities included $258 and $58 of loans transferred to other real estate and $269 and $226 of loans charged against the allowance for loan losses for the nine month periods ended September 30, 1996 and 1995, respectively.

(13) Commitments and Contingencies

     The Bank is involved from time to time in litigation arising in the normal course of business. Management believes that any resulting settlements and disposition of these matters will not materially affect consolidated results of operations or financial position.

(14) Financial Instruments with Off-Balance-Sheet Risk

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk more than the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Except for home equity lines totaling $12,711 at September 30, 1996, and $12,722 at December 31, 1995, the Bank may not require collateral or other security to support the following financial instruments with credit risk:

                                                  September 30,   December 31,
                                                      1996            1995
                                                        Contract Amount
     Financial instruments whose contract amounts
     represent credit risk:
          Commitments to extend credit              $ 48,054          47,551
          Standby letters of credit and
               financial guarantees written            3,261           2,769

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include securities, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

     The Bank sells portions of mortgage and commercial loans to other investors in the normal course of business ("participations"). In certain cases the Bank has agreed to repurchase the loan from the investor in the event the debtor defaults. The Bank's total exposure at September 30, 1996 under such agreements approximates $9,512.

(15) Concentrations of Credit Risk

     The Bank does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $46 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation and subsidiaries. This discussion should be read in connection with the consolidated financial statements, statistical disclosures and other financial information presented herein. All amounts presented are denoted in thousands except per share and percentage data.

See Note 1 to the consolidated financial statements for a discussion of a reorganization in 1996 resulting in the creation of FNB Corporation (the "Registrant" or the "Holding Company"). As a result, First National Bank (the "Bank") is a wholly-owned subsidiary of the Registrant. Because of factors discussed in Note 1, the consolidated financial statements for periods subsequent to the reorganization are comparable to those for periods prior to the reorganization.

1996 Compared to 1995

Net Income

Net income of $3,892 for the first nine months of 1996 represented an increase of $430 over earnings of $3,462 during the same period of 1995. Net income was $1,257 for the third quarter of 1996 as compared to $1,175 for the same period in 1995. Earnings per share were $0.78 for the third quarter and $2.43 for the first nine months of 1996 versus $0.74 and $2.19, respectively, for the comparable 1995 periods. Increased current year earnings were primarily the result of an increase in net interest income and a decrease in the Federal Deposit Insurance Corporation insurance assessment.

Net Interest Income

The principal source of earnings for the Bank is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was
$11,349 for the nine months ended September 30, 1996, an increase of $817 from the same period in 1995. Net interest income before provision for loan losses was $3,887 for the quarter ended September 30, 1996, an increase of $302 from the same period in 1995. The increases in net interest income in both the third quarter and first nine months were primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $21,490 (6.42%) and $27,998 (8.69%), respectively, for the third quarter and first nine months of 1996 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $18,180 (7.59%) and $24,553 (10.65%), respectively, for the third quarter and first nine
months of 1996.   Growth in the loan portfolio was concentrated primarily in real estate loans reflecting increases of $13,762 and $15,784, respectively, for the third quarter and first nine months of 1996. Average securities increased $4,973 (5.71%) and $4,033 (4.61%), respectively, for the third quarter and first nine months of 1996 and were used as an alternative investment for funds in excess of loan demand.

Average interest-bearing liabilities increased $16,904 (5.90%)and $23,942 (8.70%), respectively, for the third quarter and first nine months of 1996 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $7,264 and $17,100, respectively for the third quarter and first nine months of 1996. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $7,207 and $4,536 for the third quarter and first nine months of 1996 and in time deposits with an increase of $4,722 and $17,981 for the third quarter and first nine months of 1996. Successful deposit promotions and more aggressive bidding for deposits accounted for the increase. Other borrowed funds increased $8,749 and $6,376, respectively, for the third quarter and first nine months of 1996. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta.

Net interest yield increased to 4.77% from 4.71% for the third quarter and to 4.74% from 4.72% for the first nine months of 1996. The yield on average earning assets decreased 22 basis points, to 9.03% from 9.25% for the third quarter and 4 basis points, to 9.00% from 9.04% for the first nine months of 1996. The cost of interest-bearing liabilities decreased 29 basis points, to 4.95% from 5.24% for the third quarter and 4 basis points, to 4.95% from 4.99% for the first nine months of 1996, contributing to the improvement in the net interest yield. The wider earnings spread reflected the Bank's management of its interest rate position which benefited from a decreasing interest rate environment.

Provision for Loan Losses

The provision for loan losses was $135 and $345, respectively, for the quarter and nine months ended September 30, 1996, and $75 and $225, respectively, for the quarter and nine months ended September 30, 1995. Net charge-offs amounted to $115 and $185, respectively, for the quarter and nine months ended September 30, 1996, and $27 and $41, respectively, for the quarter and nine months ended September 30, 1995. The increase in net charge offs was due to a drop in recoveries of loans previously charged off. The allowance for loan losses was $4,148, 1.60% of outstanding loans, at September 30, 1996, and $3,988, 1.58% of outstanding loans, at December 31, 1995. With the increase in net charge-offs, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $503 and $1,538, respectively, for the quarter and nine months ended September 30, 1996, and $443 and $1,383, respectively, for the quarter and nine months ended September 30, 1995. The increase in noninterest income resulted primarily from an increase in fees on Small Business Administration and real estate loans sold, trust fees, title insurance income and gain on disposal of fixed assets. These increases were partially offset by reductions in other areas.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit card, supplies, FDIC assessment and other expenses was $2,640 and $7,498, respectively, for the quarter and nine months ended September 30, 1996, and $2,418 and $7,130, respectively, for the quarter and nine months ended September 30, 1995. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs and credit cards. Personnel costs increased primarily as the result of merit increases, and additional personnel to staff a new branch. These increases were partially offset by reductions in other areas, most notably in Federal Deposit Insurance Corporation assessment expense.

Income Taxes

Income tax expense as a percentage of pre-tax income was 22.2% and 22.8%, respectively, for the quarter and nine months ended September 30, 1996 and 23.5% and 24.1%, respectively, for the quarter and nine months ended September 30, 1995. The decline in the rate was due to the continuing shift from taxable to nontaxable investment securities.

Balance Sheet

Total assets of the Corporation at September 30, 1996, were $380,421, compared to $360,533 at December 31, 1995. Total loans were $259,258 at September 30, 1996, an increase of $6,816 from December 31, 1995. Loan growth was concentrated in the real estate-mortgage portfolio and amounted to $14,254. All other loan portfolios experienced declines of varying amounts. The increase in bank premises and equipment of $3,471 represented advances for the construction of the new corporate headquarters building. Cash and due from banks increased $3,695 and Federal Funds sold increased $2,370 reflecting an increase in liquidity.

Total deposits at September 30, 1996, were $320,467, an increase of $4,690 from December 31, 1995. Certificates of deposit of $100 and over increased $6,670 and interest-bearing demand deposits increased $3,097 since year end. These increases were partially offset by a decrease of $7,558 in savings deposits since year end 1995. Depositors continue to shift funds among the various types of deposit instruments seeking the most advantageous return while maintaining an acceptable level of liquidity.

Other borrowed funds at September 30, 1996, were $14,814, an increase of $12,446 from December 31, 1995. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta from $1,967 at December 31, 1995, to $12,803 at September 30, 1996, to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $35,263 at September 30, 1996, compared to $32,191 at December 31, 1995. This increase of $3,072 was the net result of earnings retention, an increase of $625 in net unrealized loss (net of tax) on securities available-for-sale, a decrease of $604 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At September 30, 1996, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 1996, totaled $802 compared to $43 at December 31, 1995. In addition, nonaccrual loans and other real estate owned totaled $1,720 at September 30, 1996, compared to $2,156 at December 31, 1995. In spite of the small overall increase, the New River Valley economy continues to improve, and such improvement has been reflected in a declining trend of nonperforming assets in recent years.

As of January 1, 1995, FNB adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements were adopted on a prospective basis and had no material impact on the financial statements. See Note 6 to the consolidated financial statements for additional information on loan impairment.

Liquidity

Liquidity is the ability of the Bank to meet present and future obligations through the acquisition of additional liabilities or the sale of existing assets. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management.
Additionally, the Bank has secondary sources of liquidity should the need arise, including approximately $32,000 in unused Federal Funds lines of credit.

The Bank has begun construction on a new corporate headquarters facility, the cost of which is expected to approximate $4,700. It is expected to be completed in January 1997.

Recent Developments

The Financial Accounting Standards Board has issued several pronouncements that are required to be adopted in 1996. Statement of Financial Accounts Standards (SFAS) No. 121 governs accounting for the impairment of long-lived assets (including those to be disposed of), SFAS No. 122 governs the accounting for mortgage servicing rights, and SFAS No. 123 governs the accounting for certain stock-based compensation arrangements. These statements will apply to the Registrant only in case of certain transactions or circumstances. In any case, it is not anticipated that any of these pronouncements will have a material impact on consolidated financial position or results of operations.

Additionally, the FASB has issued SFAS No. 125, which governs the accounting for transfers and servicing of financial assets and extinguishment of liabilities. The Statement is effective for periods after December 31, 1996 and must be applied prospectively. Management has not determined the likely impact of the adoption of the Statement.

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits:

               See index to exhibits

          (B)  Reports on Form 8-K:

               None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FNB Corporation


Date November 7, 1996    By:  s/Samuel H. Tollison
                         Samuel H. Tollison
                         President

Date November 7, 1996    By:  s/Perry D. Taylor
                         Perry D. Taylor
                         Chief Financial Officer

                        INDEX TO EXHIBITS


Exhibit #

(2)  Plan of Reorganization

     (A) Agreement and Plan of Reorganization dated as of February 1, 1996, between the Registrant, First National Bank, and FNB Bank, filed as Exhibit 2 to the Registration Statement on Form S-4 filed by FNB Corporation with the Securities and Exchange Commission May 3, 1996, (Registration number 333-2524) is incorporated herein by reference.




(27) Financial Data Schedule