Form 10-K
period 1996-12-31
FNB CORP \VA\
filed 1997-03-31
CIK 1010961

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 1996
or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number:            333-2524
                               FNB Corporation
(Exact name of registrant as specified in its charter)

Virginia                                                          54-1791618
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

105 Arbor Drive, Christiansburg, Virginia                24073
(Address of principal executive offices)			(Zip Code)

                         (540) 382-4951
        (Registrant's telephone number, including area code)

50 North Franklin Street, Christiansburg, Virginia       24073
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:
                              Common stock, $5 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X  	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1997, was $59,642,290.

             1,661,900 shares outstanding as of March 10,1997

                  	DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 13, 1997, are incorporated into Part III hereof.

                           	TABLE OF CONTENTS
PART I

Item 1.   Business	                                           Page
               General                                         3
               Competition                                     4
               Loan Commitments                                4
               Deposit Concentrations                          5
               Employees                                       5
               Securities Act Guide 3. Statistical
               Disclosure by Bank Holding Companies            5
Item 2.   Properties                                          15
Item 3.   Legal Proceedings                                   15
Item 4.   Submission of Matters to a Vote of
          Security Holders                                    15

PART II

Item 5.   Market for the Bank's Common Stock and
          Related Security Holder Matters                   	 16
Item 6.   Selected Financial Data                             16
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       16
Item 8.   Financial Statements and Supplementary Data         16
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure              17
PART III

Item 10.  Directors and Executive Officers of the Bank        17
Item 11.  Executive Compensation                              17
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                      18
Item 13.  Certain Relationships and Related Transactions      18

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                             19
          Signatures                                          20
          Index to Consolidated Financial Statements 	        22
          Index to Exhibits                                   23

                              	PART I

Item 1. Business

General. Subsequent to December 31, 1995, The Board of Directors of First National Bank (the "Bank") approved a reorganization whereby a bank holding company (FNB Corporation) was incorporated under the laws of the Commonwealth of Virginia. On June 11, 1996, the shareholders of the Bank approved a plan for the holding company to exchange one share of its stock for each share of stock of the Bank. A registration statement was filed with the Securities and Exchange Commission (SEC) to register the stock of the holding company, and such registration statement was subsequently declared effective by the SEC. On July 11, 1996, the Office of the Comptroller of the Currency (OCC) approved the plan, and the exchange was subsequently consummated. As a result, the Bank became a wholly owned subsidiary of the holding company during the third quarter of 1996, and the holding company began filing periodic reports under the Securities Exchange Act of 1934. Prior to the consummation of the exchange, the Bank filed periodic reports with the OCC.

The financial statements included herein reflect the balances and activity of the Bank and its subsidiaries for periods ending prior to the consummation of the reorganization and of the holding company and its subsidiaries (collectively, the "Corporation")for periods ending subsequent to the reorganization. The exchange of stock was accounted for using the pooling of interests method. That is, the bases of the assets and liabilities of the Bank prior to the reorganization were carried forward without adjustment. Because of this, and because the holding company's revenues, expenses and changes in financial position subsequent to the reorganization have been minimal, the consolidated financial statements for periods subsequent to the reorganization are comparable to those for periods prior to the reorganization.

First National Bank, which was organized in 1905, does a general banking business, serving the commercial, agricultural, and personal banking needs of its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. The Bank engages in and offers a full range of banking services, including trust services; demand, savings, and time deposits used to fund the loan demand in our trade area; commercial, farm, consumer installment, mortgage, credit card, and SBA guaranteed loans.

Under national banking law, nontraditional activities of a bank must be operated through a corporate subsidiary of the bank. During 1992, FNB formed a wholly-owned subsidiary in order to expand its business operations. FNB Financial Services, Inc. is a member of the Virginia Title Center, L.L.C. and acts as an agent in the issuance of title insurance policies. Additionally, this subsidiary has been licensed by the Commonwealth of Virginia to offer annuity products through First National's Trust Department. Any reference in this report to the operations of the Corporation shall include the activities of FNB Financial Services, Inc.

The local economy is tied primarily to the area's three largest employers - Virginia Polytechnic Institute and State University, with a student population in excess of 23,000; Radford University, with a student population in excess of 9,000; and the Radford Arsenal, a large munitions plant operated under contract to the U.S. Army by the Hercules Corporation. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The Bank's main office is located in Christianburg, the County Seat, with offices strategically located to take advantage of its trade area's population mix. Of the Bank's ten full service offices, eight are located in Montgomery County, one in the City of Radford and one in the Town of Dublin. One paying and receiving office is located in Montgomery County.

Refer to the Corporation's 1996 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of selected consolidated financial information which is incorporated by reference into this Form 10-K.

Construction of a new corporate headquarters facility was completed during the first quarter of 1997.

Competition. The Corporation is the largest bank in the area, with approximately 65 percent of those deposits held by independent banks. It is estimated that the Corporation holds 37 percent of total deposits in its trade area including the offices of those state-wide bank holding companies located in our trade area. Competition in the trade area consists of five statewide bank holding companies, one independent bank, two offices of a regional bank, and five credit unions.

Loan Commitments.	The portfolio is not concentrated within any single industry or group of related industries, nor is there any material risk other than that which is expected in the normal course of business of a bank in this location.
Corporation policy establishes lending limits for each officer.  Loan requests for amounts exceeding loan officer lending authority are referred to loan committees, and unsecured requests in excess of $750,000 and secured requests in excess of $1,500,000 are referred to the Executive Committee of the Board of
Directors.  The following table relates outstanding loans for the dates indicated (in thousands):

                                     December 31,
                        	      1996               1995
Commercial                 $  56,461             52,374
Consumer                      62,906             61,888
Real estate - commercial      52,232             52,075
Real estate - construction     4,926              9,600
Real estate - mortgage        96,856             76,505
      	Total loans         $ 273,381            252,442

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Corporation does not require collateral or other security to support the following financial instruments with credit risk (in thousands):

                                                  December 31,
	                                   	          1996         1995
                             	                  Contract Amounts
Financial instruments whose contract amounts
represent credit risk:
      	Commitments to extend credit           $50,209    47,551
      	Standby letters of credit and
     	  financial guarantees written            3,479     2,769

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include securities, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Deposit Concentrations.	The Corporation's deposits are obtained from a wide
range of depositors. There are no material concentrations of deposits from any individual or organization.

Employees. The Corporation had 185 full-time equivalent employees as of December 31, 1996, of which 57 were officers.

Securities Act Guide 3. Statistical Disclosure by Bank Holding Companies. The following schedules are included:

	Average Balance Sheets
	Rate/Volume Variance
	Securities Available-For-Sale at Fair Value
	Securities Held-To-Maturity at Amortized Cost
	Securities--Maturity/Yield Schedule
	Types of Loans
	Loan Maturities and Interest Sensitivity
	Nonperforming Assets and Past Due Loans
	Pro forma/Recorded Interest on Nonaccrual Loans
	Analysis of Allowance for Loan Losses
	Allocation of Allowance for Loan Losses
	Deposit Maturities
	Interest Sensitivity Analysis

AVERAGE BALANCE SHEETS
                                                               1996
                                                                          Average
                                                  Average       Income/    Yield/
(thousands)                                       Balance       Expense     Rate
ASSETS
Loans (Net of unearned income) (1) (2)           $ 257,571       25,227      9.79 %
Securities:
  Taxable                                           47,420        2,998      6.32
  Nontaxable (2)                                    45,660        3,603      7.89
    Total securities                                93,080        6,601      7.09
Federal funds sold                                   3,496          188      5.38
    Total interest-earning assets                  354,147       32,016      9.04
Allowance for loan losses                           (4,116)
Cash and due from banks, noninterest-bearing         8,524
Bank premises and equipment, net                     6,772
Other real estate owned                                277
Other assets                                         4,363
    Total assets                                 $ 369,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Demand                                         $  44,127        1,280      2.90 %
  Savings                                           47,253        1,395      2.95
  Time                                             164,236        9,497      5.78
  Certificates of deposit of $100,000 and over      32,219        1,856      5.76
    Total interest-bearing deposits                287,835       14,028      4.87
Federal funds purchased and securities sold
    under agreements to repurchase                   5,461          229      4.19
Other borrowed funds                                 9,846          574      5.83
ESOP debt                                            1,469          118      8.03
Subordinated capital notes                             661           67     10.14
    Total interest-bearing liabilities             305,272       15,016      4.92
Demand deposits, noninterest-bearing                27,862
Other liabilities                                    2,583
Stockholders' equity                                34,250
    Total liabilities and stockholders' equity   $ 369,967


Interest income and rate earned                             $    32,016      9.04 %
Interest expense and rate paid                                   15,016      4.92
Interest rate spread                                                         4.12
NET INTEREST INCOME AND NET YIELD
  ON AVERAGE EARNING ASSETS                                 $    17,000      4.80 %

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1996, 1995 and 1994.

AVERAGE BALANCE SHEETS
                                                               1995
                                                                         Average
                                                 Average       Income/    Yield/
(thousands)                                      Balance       Expense     Rate
ASSETS
Loans (Net of unearned income) (1) (2)           $ 234,904      23,237      9.89 %
Securities:
  Taxable                                           50,178       3,109      6.20
  Nontaxable (2)                                    37,294       2,974      7.97
    Total securities                                87,472       6,083      6.95
Federal funds sold                                   3,594         186      5.18
    Total interest-earning assets                  325,970      29,506      9.05
Allowance for loan losses                           (3,923)
Cash and due from banks, noninterest-bearing         7,748
Bank premises and equipment, net                     4,350
Other real estate owned                                416
Other assets                                         4,717
    Total assets                                 $ 339,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Demand                                         $  42,715       1,410      3.30 %
  Savings                                           52,828       1,692      3.20
  Time                                             149,923       8,740      5.83
  Certificates of deposit of $100,000 and over      26,170       1,603      6.13
    Total interest-bearing deposits                271,636      13,445      4.95
Federal funds purchased and securities sold
    under agreements to repurchase                   4,874         232      4.76
Other borrowed funds                                 2,722         144      5.29
ESOP debt                                            2,273         173      7.61
Subordinated capital notes                             978          87      8.90
    Total interest-bearing liabilities             282,483      14,081      4.98
Demand deposits, noninterest-bearing                24,501
Other liabilities                                    2,414
Stockholders' equity                                29,880
    Total liabilities and stockholders' equity   $ 339,278


Interest income and rate earned                             $   29,506      9.05 %
Interest expense and rate paid                                  14,081      4.98
Interest rate spread                                                        4.07
NET INTEREST INCOME AND NET YIELD
  ON AVERAGE EARNING ASSETS                                 $   15,425      4.73 %


(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1996, 1995 and 1994.

AVERAGE BALANCE SHEETS
                                                                 1994
                                                                          Average
                                                  Average       Income/    Yield/
(thousands)                                       Balance       Expense     Rate
ASSETS
Loans (Net of unearned income) (1) (2)          $ 209,668       19,212      9.16 %
Securities:
  Taxable                                          59,618        3,607      6.05
  Nontaxable (2)                                   24,536        1,939      7.90
    Total securities                               84,154        5,546      6.59
Federal funds sold                                  2,789          128      4.59
    Total interest-earning assets                 296,611       24,886      8.39
Allowance for loan losses                          (3,801)
Cash and due from banks, noninterest-bearing        7,596
Bank premises and equipment, net                    3,900
Other real estate owned                               715
Other assets                                        4,320
    Total assets                                $ 309,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Demand                                        $  41,332        1,244      3.01 %
  Savings                                          63,965        1,916      3.00
  Time                                            122,246        6,180      5.06
  Certificates of deposit of $100,000 and over     21,565        1,259      5.84
    Total interest-bearing deposits               249,108       10,599      4.25
Federal funds purchased and securities sold
    under agreements to repurchase                  5,262          184      3.50
Other borrowed funds                                1,319           39      2.96
ESOP debt                                           1,789          117      6.54
Subordinated capital notes                          1,085           83      7.65
    Total interest-bearing liabilities            258,563       11,022      4.26
Demand deposits, noninterest-bearing               21,970
Other liabilities                                   1,967
Stockholders' equity                               26,841
    Total liabilities and stockholders' equity  $ 309,341


Interest income and rate earned                              $  24,886      8.39 %
Interest expense and rate paid                                  11,022      4.26
Interest rate spread                                                        4.13
NET INTEREST INCOME AND NET YIELD
  ON AVERAGE EARNING ASSETS                                  $  13,864      4.67 %

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1996, 1995 and 1994.

RATE/VOLUME VARIANCE

                                              1996 Compared to 1995            1995 Compared to 1994
                                                      Due to    Due to                 Due to   Due to
(thousands)                                 Change    Volume     Rate        Change    Volume     Rate
INTEREST INCOME
Loans                                     $  1,990     2,231     (241)       4,025     2,404     1,621
Securities:
  Taxable                                     (111)     (173)      62         (498)     (578)       80
  Nontaxable                                   629       664      (35)       1,035     1,013        22
Federal funds sold                               2        (5)       7           58        39        19
    Total                                    2,510     2,717     (207)       4,620     2,878     1,742

INTEREST EXPENSE
Demand                                        (130)       44     (174)         166        44       122
Savings                                       (297)     (172)    (125)        (224)     (345)      121
Time                                           757       831      (74)       2,560     1,506     1,054
Certificates of deposit of $100,000 and over   253       359     (106)         344       275        69
Federal funds purchased and securities sold
  under agreements to repurchase                (3)       26      (29)          48       (16)       64
Other borrowed funds                           430       396       34          105        58        47
ESOP debt                                      (55)      (63)       8           56        34        22
Subordinated capital notes                     (20)      (30)      10            4        (9)       13
    Total                                      935     1,391     (456)       3,059     1,547     1,512

Net interest income                       $  1,575     1,326      249        1,561     1,331       230

Variances caused by changes in rate times the changes in volume are allocated equally.

SECURITIES AVAILABLE - FOR - SALE AT FAIR VALUE
                                                          December 31,
(thousands)                                      1996         1995         1994
U.S. Treasury                                $   5,647        9,639       11,299
U.S. Government agencies and corporations       37,989       25,874       30,637
States and political subdivisions                4,047        2,388        1,555
Other securities                                 7,203        9,950       11,550
    Totals                                   $  54,886       47,851       55,041

SECURITIES HELD - TO - MATURITY AT AMORTIZED COST
                                                          December 31,
(thousands)                                      1996         1995         1994
U.S. Treasury                                $       0            0            0
U.S. Government agencies and corporations          500          500            0
States and political subdivisions               42,394       39,110       30,972
Other securities                                   195          501            0
    Totals                                   $  43,089       40,111       30,972

SECURITIES--MATURITY/YIELD SCHEDULE
                                                                     As of December 31, 1996
                                          Securities Available - For - Sale              Securities Held - To - Maturity
                                                      Approximate     Taxable                        Approximate     Taxable
                                        Amortized        Fair        Equivalent       Amortized         Fair        Equivalent
(thousands)                               Costs         Values        Yield(1)          Costs          Values        Yield(1)
U.S. Treasury:
  Within 1 year                         $   2,503           2,505         5.87 %       $       0               0         0.00 %
  1 through 5 years                         3,131           3,142         6.35                 0               0         0.00
    Total                                   5,634           5,647         6.13                 0               0         0.00
U.S. Government agencies and corporations:
  Within 1 year                               500             500         6.19                 0               0         0.00
  1 through 5 years                        15,190          15,094         5.97                 0               0         0.00
  6 through 10 years                       20,975          20,893         7.18                 0               0         0.00
  Over 10 years                             1,500           1,502         8.94               500             501         7.99
    Total                                  38,165          37,989         6.76               500             501         7.99
State and political subdivisions:
  Within 1 year                               291             292         6.66             1,593           1,593         6.47
  1 through 5 years                         1,200           1,188         6.51            14,855          15,072         7.96
  6 through 10 years                        1,875           1,947         8.74            24,249          24,573         7.82
  Over 10 years                               614             620         7.59             1,697           1,698         7.75
    Total                                   3,980           4,047         7.74            42,394          42,936         7.81
Other securities:
  Within 1 year                             1,000           1,015         7.60               110             110         8.47
  1 through 5 years                         1,075           1,123         8.29                85              85         9.78
  6 through 10 years                            0               0         0.00                 0               0         0.00
  Over 10 years                             5,089           5,065         6.90                 0               0         0.00
    Total                                   7,164           7,203         7.20               195             195         9.04
                                        $  54,943          54,886         6.83         $  43,089          43,632         7.82

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

TYPES OF LOANS
                                                             December 31,
                                  1996                1995                1994                 1993                  1992
                                      % of                % of                 % of                 % of                  % of
(thousands)                 Amount    Total     Amount    Total     Amount     Total     Amount     Total      Amount     Total
Commercial                $  56,461    20.7      52,374    20.7      42,237     19.4      37,163     18.1       38,877     19.1
Consumer                     62,906    23.0      61,888    24.5      54,155     24.8      46,816     22.8       50,635     24.9
Real estate - commercial     52,232    19.1      52,075    20.6      49,858     22.9      47,940     23.4       47,155     23.2
Real estate - construction    4,926     1.8       9,600     3.8       7,936      3.6       5,107      2.5        4,864      2.4
Real estate - mortgage       96,856    35.4      76,505    30.3      63,831     29.3      68,142     33.2       61,729     30.4
                          $ 273,381   100.0     252,442   100.0     218,017    100.0     205,168    100.0      203,260    100.0

LOAN MATURITIES AND INTEREST SENSITIVITY
                                                   As of December 31, 1996
                                                      One
                                       Within       Through         Over
(thousands)                           One Year     Five Years    Five Years    Total
<S<
Commercial:
  Fixed interest rates              $   4,812        10,379         4,856      20,047
  Floating interest rates              36,173           241       ----         36,414
    Total                              40,985        10,620         4,856      56,461
Real estate-commercial:
  Fixed interest rates                     76         3,039         7,243      10,358
  Floating interest rates              40,065         1,809       ----         41,874
    Total                              40,141         4,848         7,243      52,232
Real estate-construction:
  Fixed interest rates                    278           149            19         446
  Floating interest rates               4,480       ----          ----          4,480
    Total                               4,758           149            19       4,926
                                    $  85,884        15,617        12,118     113,619

NONPERFORMING ASSETS AND PAST DUE LOANS
                                                             December 31,
(thousands)                             1996       1995       1994       1993       1992
Nonaccrual loans                    $     573      1,769        857        736      1,562
Restructured loans                       ---        ---        ---        ---        ---
Other real estate owned                   185        387        444      2,364      2,831
  Total nonperforming assets              758      2,156      1,301      3,100      4,393


Accruing loans past due 90 days     $     595         43        365        534        322

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS
                                                             December 31,
(thousands)                             1996       1995       1994       1993       1992
Pro forma interest-nonaccrual loans $      60        161         90         67        131

Recorded interest-nonaccrual loans  $       3          1          1          3          3

Interest related to nonaccrual loans is recognized on the cash basis. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(thousands)                                               1996            1995        1994          1993          1992

AVERAGE LOANS OUTSTANDING                              $ 257,571        234,904      209,668       202,059       203,624

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period                           $   3,988          3,815        3,471         3,068         2,587
Provision for loan losses                                    595            300          360         1,125         1,500
                                                           4,583          4,115        3,831         4,193         4,087
Loans charged off:
  Commercial                                                 122             27           80           465           781
  Consumer                                                   402            326          317           286           402
  Real estate - commercial                                    21             12           55           227            52
  Real estate - construction                                   0              0          ---           ---           ---
  Real estate - mortgage                                      15              0           64           ---            50
    Total loans charged off                                  560            365          516           978         1,285
Recovery of loans previously charged off:
  Commercial                                                  29             36           80           110           120
  Consumer                                                   125            142          155           132           138
  Real estate - commercial                                     2             24          210             1             8
  Real estate - construction                                   0              0          ---           ---           ---
  Real estate - mortgage                                       0             36           55            13           ---
    Total recoveries                                         156            238          500           256           266
Net loans charged off                                        404            127           16           722         1,019
Balance, end of period                                 $   4,179          3,988        3,815         3,471         3,068

Net charge-offs to average loans outstanding                0.16 %         0.05         0.01          0.36          0.50

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                                             December 31,
(thousands)                                        1996            1995            1994          1993          1992
Commercial                                    $     961              652            603           950         1,298
Consumer                                            487              391            208           450           523
Real estate - commercial                            738              412            242           313           252
Real estate - construction                           28               69             11            50            35
Real estate - mortgage                              743              612            248           250           168
Unassigned portion of allowance                   1,222            1,852          2,503         1,458           792
                                              $   4,179            3,988          3,815         3,471         3,068

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 1996 is adequate to cover potential loan losses inherent in the loan portfolio.

DEPOSIT MATURITIES
                                                                 As of December 31, 1996
                                                                        Mature Within
                                                                                Over Six
                                                      Three      Over Three      Months
                                                     Months        Months       Through         Over
                                                       Or         Through        Twelve        Twelve
(thousands)                                           Less       Six Months      Months        Months        Total
Certificates of deposit and other time deposits
    of $100M and over                             $   9,184        4,925         10,524        13,367       38,000
All other deposits                                   88,197       41,280         43,371       124,554      297,402
    Total deposits                                $  97,381       46,205         53,895       137,921      335,402

INTEREST SENSITIVITY ANALYSIS
                                                                 As of December 31, 1996
                                                                 Mature or Reprice Within
                                                                 Over Three
                                                      Three        Months       Over One
                                                     Months       Through       Year To         Over
                                                       Or          Twelve         Five          Five
(thousands)                                           Less         Months        Years          Years        Total
INTEREST-EARNING ASSETS
Loans                                               $ 131,556       87,755        47,198         6,629      273,138
Securities:
    Available-for-sale, at fair value                  13,431        5,293        22,377        13,785       54,886
    Held-to-maturity, at amortized cost                 1,665        2,628        21,318        17,478       43,089
Other interest-earning assets                           2,579          ---           190           ---        2,769
    Total interest-earning assets                   $ 149,231       95,676        91,083        37,892      373,882
INTEREST-BEARING LIABILITIES
Certificates of deposit and other time deposits
    of $100M and over                               $  15,363        9,673        12,964           ---       38,000
Time                                                   51,782       49,809        69,412           ---      171,003
All other deposits                                     50,535       19,314        25,752           ---       95,601
Securities sold under agreements to repurchase          4,795          ---           ---           ---        4,795
Other borrowed funds                                    1,625          ---        11,000         1,779       14,404
ESOP debt                                               1,252          ---           ---           ---        1,252
    Total interest-bearing liabilities              $ 125,352       78,796       119,128         1,779      325,055

Interest sensitivity gap per period              $     23,879       16,880       (28,045)       36,113       48,827
Cumulative interest sensitivity gap                    23,879       40,759        12,714        48,827          ---



Refer to the Bank's 1996 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity and assets and is incorporated by reference into this Form 10-K

Item 2.  Properties

The Corporation has ten full service offices and one paying and receiving office at the following locations:

                                 	Full Service

      	1.    	Christiansburg Office, 50 North Franklin Street, Christiansburg,
              Virginia, containing 9,000 square feet;
      	2.    	Blacksburg Office, 601 North Main Street, Blacksburg, Virginia,
           			containing 8,750 square feet;
      	3.    	Riner Office, Route 8, Riner, Virginia, containing 1,950 square feet;
       4.    	Hills Office, l340 Roanoke Street, Christiansburg, Virginia,
             	containing 1,200 square feet;
	      5.    	Radford Office, 50 First Street, Radford, Virginia, containing
              8,000 square feet;
       6.     New River Valley Mall Office, 646 New River Road, Christiansburg,
              Virginia, containing 917 square feet.
	      7.    	Corporate Research Center Office, 1872 Pratt Drive, Suite 1125,
              Blacksburg, Virginia, containing 360 square feet.
       8.    	Shawsville Office, 250 Alleghany Spring Road, Shawsville,
              Virginia, containing 1,600 square feet.
       9.    	Dublin Office, 2 Town Center Drive, Dublin, Virginia, containing
             	2,640 square feet.
       10.   	FNB Center, 105 Arbor Drive, Christiansburg, Virginia, containing
             	72,816 square feet.

                        	Paying and Receiving

      	11.   	Foothills Office, 1580 North Franklin Street, Christiansburg,
              Virginia, containing 652 square feet.

All of such space is used by the Corporation in its operations. The Corporation owns properties 1, 2, 3, 5, 8, 9 and 10 and leases properties 4, 6, 7 and 11 from independent parties on terms which management believes are satisfactory.

Other Real Estate.

Other Real Estate is composed of 54% commercial real estate and 46% residential. There were no covered transactions.

Item 3.  Legal Proceedings

From time to time, the Corporation is a party to lawsuits arising in the normal course of business in which claims for money damages are asserted. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of such pending actions, whether or not adverse to the Corporation, will not have a material effect upon the Corporation's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   	PART II

Item 5.  Market for the Corporation's Common Stock and Related Security
         Holder Matters
The Corporation has only one (1) class of Common Stock with a Par Value of $5 per share. There were approximately 1,082 stockholders of record as of December 31, 1996, holding 1,661,900 shares of the authorized 5,000,000 shares. The Corporation's stock is listed on the NASDAQ over-the-counter bulletin board. Trading activity has been light. The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 1996 Annual Report which is filed as Exhibit 13 to this Annual Report on Form

10-K. The Corporation has consistently paid a semi-annual dividend on its common stock. There are no known restrictions on the retained earnings that would affect the ability to pay further dividends other thatn those imposed by regulatory agencies. See Note 13 of the notes to consolidated financial statements in the Corporation's 1996 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as
Exhibit 13 to this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected financial data is located in the Corporation's 1996 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is hereby incorporated by reference into this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is located in the section of the Corporation's 1996 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is hereby incorporated by reference into this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 1996 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated by reference into this Form 10-K:

      	Independent Auditors' Report
      	Consolidated Balance Sheets - December 31, 1996 and 1995
      	Consolidated Statements of Income - Years ended December 31, 	1996, 1995,
 	             	and 1994
      	Consolidated Statements of Cash Flows - Years ended December 	31, 1996,
 	              1995, and 1994
      	Consolidated Statements of Changes in Stockholders' Equity - 	Years
              	 ended December 31, 1996, 1995, and 1994
	      Notes to Consolidated Financial Statements

The independent auditors' report covering the consolidated statements of income, changes in stockholders' equity and cash flows of First National Bank and subsidiaries for the year ended December 31, 1994 is filed as Exhibit (99) to this form 10-K and is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on
	        Accounting and Financial Disclosure

KPMG Peat Marwick LLP ("KPMG") served as the Corporation's independent auditors for the calendar year 1994. The Audit/Compliance Committee of the Corporation recommended and the Board of Directors approved the appointment of McLeod & Company to serve as the Corporation's independent auditors for calendar year 1995, which was subsequently ratified by the Corporation's shareholders.
KPMG's opinion on the Corporation's 1994 consolidated financial statements was unqualified. There was no disagreement with the former auditors concerning matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused the firm to make reference to such disagreements in their report. McLeod & Company served as the Corporation's auditors for 1995 and 1996 and has been appointed to serve as the Corporation's auditors for 1997.

                                   	PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference from the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Election of Directors."

Information on executive officers is incorporated by reference from the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Executive Officers of the Corporation."

Election of Directors. A total of 1,399,946 shares of a possible 1,661,900 shares or 84.2 percent of eligible shares were voted at the June 11, 1996, stockholders meeting. No class of voting stock withheld or cast against any nominee for Director in aggregate five percent or more of total shares cast by such class.

Item 11. Executive Compensation Information on executive compensation is incorporated by reference from the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Executive Compensation."

Employee Stock Ownership Plan. The Corporation instituted a qualified employee stock ownership plan in 1983 which covers substantially all employees. The Corporation makes periodic contributions to the plan that are used to purchase the Corporation's common stock from available sources. The shares are then allocated among plan participants based upon compensation and years of service. Stock allocated to a particular participant (or its value) is generally distributed upon retirement, death, disability, or (under certain circumstances) attaining a specified age. The plan is administered by a committee appointed by the Corporation's Board of Directors. Information on the Corporation's leveraged ESOP is included in Note 11 of notes to consolidated financial statements, and is incorporated by reference from the Corporation's 1996 Annual Report to Stockholders which is included as Exhibit 13 to this Form 10-K.

Information on compensation of directors compensation committee and executive compensation matters is incorporated by reference from the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference from the Corporation's Proxy Statement under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of February 28, 1997.

Executive Officers. The persons currently serving as executive officers of the Corporation, their security ownership, and their length of service with the Corporation and it's predecessor (the Bank), are as follows:

                                  	      	     	                Percent of
	                  	Title and Length  	Number Shares Owned      Outstanding
Name (Age)             of Service      as of 2/28/97(A)(B)        Shares
Samuel H.	          President & Chief      	  68,081               4.10
Tollison (64)       Executive Officer
                    since January, 1971

Julian D.           Executive Vice   	       	18,631               1.12
Hardy, Jr. (47)     President since
                    November 19, 1984

Perry D.            Chief Financial Officer  	14,193                  *
Taylor (50)         since January 1, 1989
                    Previously Senior Vice
                    President and Cashier

* Less than one percent.

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)  Includes estimated 1996 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference from the Corporation's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Election of Directors."

Item 13.  Certain Relationships and Related Transactions

Directors and officers of the Corporation and persons with whom they are associated have had and expect to have in the future, banking transactions with the Corporation in the ordinary course of their businesses. In the opinion of management of the Corporation, all such loans and commitments for loans were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount of direct loans to any one director, officer or principal stockholder (and related persons), does not exceed 10 percent of the Corporation's equity capital accounts (nor 20 percent of such accounts for all such persons as a group) and did not during the previous two fiscal years.

                                 	PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a(1).	Consolidated Financial Statements.  See index to Consolidated Financial
            Statements.

a(2).	Financial Statement Schedules.  The financial statement schedules are
     	omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

a(3).	Exhibits.
     	See index to Exhibits

b.   	Reports on Form 8-K.
     	The Corporation did not file any reports on Form 8-K during the fourth quarter of 1996.

c.    	Exhibits.
      	Included in item 14a(3) above

d.    	Financial Statement Schedules.
      	Included in item 14a(2) above

                                 	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FNB Corporation



                               By: s/Samuel H. Tollison
                                     President & Chief Executive Officer


                               By: s/Perry D. Taylor
                                     Chief Financial Officer

                               Date: March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      	Signature                                      Date


                                                 March 26, 1997
	  Kendall O. Clay


      s/Archie E. Cromer, Jr.       	            March 26, 1997
	  Archie E. Cromer, Jr.


      s/Daniel D. Hamrick                        March 26, 1997
	  Daniel D. Hamrick


      s/Julian D. Hardy, Jr.                     March 26, 1997
	  Julian D. Hardy, Jr.


      s/James L. Hutton                          March 26, 1997
	  James L. Hutton


      s/Carl N. McNeil                           March 26, 1997
	  Carl N. McNeil


      s/Joan H. Munford                          March 26, 1997
	  Joan H. Munford


      s/W. N. Ridinger                           March 26, 1997
	  W. N. Ridinger


      s/William M. Sterrett, Jr.                 March 26, 1997
	  William M. Sterrett, Jr.


      s/Robert J. Styne                          March 26, 1997
	  Robert J. Styne


 	s/Samuel H. Tollison                       March 26, 1997
	  Samuel H. Tollison


      s/Nelson J. Wimmer                         March 26, 1997
	  Nelson J. Wimmer

               	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 1996 Annual Report to Stockholders included within this document as an Exhibit:

      	Independent Auditors' Report

      	Consolidated Balance Sheets --
             December 31, 1996 and 1995
      	Consolidated Statements of Income -- Years
             Ended December 31, 1996, 1995, and 1994

      	Consolidated Statements of Cash Flows --
             Years Ended December 31, 1996, 1995, and 1994

      	Consolidated Statements of Changes in
             Stockholders' Equity -- Years Ended
	            December 31, 1996, 1995, and 1994

      	Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                        	INDEX TO EXHIBITS


Exhibit #                      Description

(2)        Plan of Reorganization

              Agreement and Plan of Reorganization dated as of February 1, 1996, between the Registrant, First National Bank, and FNB Bank, filed as
              Exhibit 2 to the Registration Statement on Form S-4 filed by FNB Corporation with the Securities and Exchange Commission May 3, 1996 (Registration number 333-2524) is incorporated herein by reference.

(3.1)	      	Registrant's Articles of Incorporation

(3.2)       	Registrant's Bylaws

(10)	      	Material Contracts

              The construction contract dated October 2, 1995, with J. M. Turner & Co., Inc. filed as Exhibit 10.9 to the Registration Statement on Form S-4 filed by FNB Corporation with the Securities and Exchange Commission May 3, 1996 (Registration number 333-2524) is incorporated herein by reference.


(13)        	1996 Annual Report to Stockholders

(21)         Subsidiaries of the Registrant

(27)	        Financial Data Schedule

(99)         Independent Auditors' Report of KPMG Peat
             Marwick LLP on the consolidated statements of income, changes in stockholders' equity and cash flows of First National Bank and subsidiaries for the year ended December 31, 1994.