Form 10-Q
period 1997-03-31
FNB CORP \VA\
filed 1997-05-12
CIK 1010961

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 1997
                                or

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


        1,661,900 shares outstanding as of March 31, 1997

                  FNB CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                                  Page No.

PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements                               3

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                     22

PART II.     OTHER INFORMATION


     Item 6.     Exhibits and Reports on Form 8-K                  26

                 Signatures                                        27

                 Index to Exhibits                                 28

                 FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


As further discussed in Note 1 to the financial statements, First National Bank is the predecessor to FNB Corporation (the Registrant). See Note 1 for more information. The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets of FNB Corporation and subsidiaries as of December 31, 1996 and March 31, 1997 (unaudited);

2. Unaudited Consolidated Statements of Income for the three-month period ended March 31, 1997 for FNB Corporation and subsidiaries and for the three-month period ended March 31, 1996, for First National Bank and subsidiaries;

3. Unaudited Consolidated Statements of Cash Flows for the three-month period ended March 31, 1997 for FNB Corporation and subsidiaries and for the three-month period ended March 31, 1996 for First National Bank and subsidiaries; and

4. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three-month period ended March 31, 1997 for FNB Corporation and subsidiaries and for the three-month period ended March 31, 1996 for First National Bank and subsidiaries.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                    $       11,720
Securities available-for-sale, at fair value                       53,726
Securities held-to-maturity, at amortized cost
     (market value $43,864)                                        43,596
Mortgage loans held for sale                                           89
Loans:
     Commercial                                                    53,578
     Consumer                                                      61,069
     Real estate - commercial                                      51,606
     Real estate - construction                                     7,064
     Real estate - mortgage                                        96,502
       Total loans                                                269,819
       Less unearned income                                            42
       Loans, net of unearned income                              269,777
       Less allowance for loan losses                               4,309
        Loans, net                                                265,468
Bank premises and equipment, net                                   11,654
Other real estate owned                                               152
Other assets                                                        4,877
          Total assets                                     $      391,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                           30,133
     Interest-bearing demand deposits                              47,583
     Savings deposits                                              49,043
     Time deposits                                                168,493
     Certificates of deposit of $100,000 and over                  32,275
          Total deposits                                          327,527
Federal funds purchased and securities sold under
     agreements to repurchase                                       7,226
Other borrowed funds                                               15,577
Other liabilities                                                   2,996
ESOP debt                                                             950
      Total liabilities                                           354,276
Stockholders' equity:
     Common stock, $5.00 par value, Authorized 5,000,000
     shares; issued and outstanding 1,661,900 shares                8,310
     Surplus                                                       10,782
     Unearned ESOP shares (42,776 shares)                          (1,208)
     Retained earnings                                             19,545
     Net unrealized gains (losses) on securities
          available-for-sale                                         (423)
          Total stockholders' equity                               37,006

         Total liabilities and stockholders' equity         $     391,282

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 1996
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                    $       10,277
Federal funds sold                                                  2,500
Securities available-for-sale, at fair value                       54,886
Securities held-to-maturity, at amortized cost
     (market value $43,632)                                        43,089
Mortgage loans held for sale                                          330
Loans:
     Commercial                                                    56,461
     Consumer                                                      62,906
     Real estate - commercial                                      52,232
     Real estate - construction                                     4,926
     Real estate - mortgage                                        96,856
     Total loans                                                  273,381
     Less unearned income                                              57
     Loans, net of unearned income                                273,324
     Less allowance for loan losses                                 4,179
          Loans, net                                              269,145
Bank premises and equipment, net                                   10,283
Other real estate owned                                               185
Other assets                                                        4,629
          Total assets                                     $      395,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                           30,798
     Interest-bearing demand deposits                              47,603
     Savings deposits                                              47,998
     Time deposits                                                171,003
     Certificates of deposit of $100,000 and over                  38,000
          Total deposits                                          335,402
Securities sold under agreements to repurchase                      4,795
Other borrowed funds                                               14,404
Other liabilities                                                   3,643
ESOP debt                                                           1,252
     Total liabilities                                            359,496
Stockholders' equity:
     Common stock, $5.00 par value. Authorized 5,000,000
          shares; issued and outstanding 1,661,900 shares           8,310
     Surplus                                                       10,782
     Unearned ESOP shares (53,470 shares)                          (1,511)
     Retained earnings                                             18,285
     Net unrealized gains (losses) on securities
          available-for-sale                                          (38)
          Total stockholders' equity                               35,828

          Total liabilities and stockholders' equity        $     395,324

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
Interest income:
     Interest and fees on loans                             $        6,330
     Interest on securities:
          Taxable                                                      829
          Nontaxable                                                   590
     Interest on federal funds sold                                     26
          Total interest income                                      7,775
Interest expense:
     Interest on interest-bearing demand deposits                      316
     Interest on savings deposits                                      376
     Interest on time deposits                                       2,417
     Interest on certificates of deposit of
          $100,000 and over                                            504
     Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                                 59
     Interest on other borrowed funds                                  196
     Interest on ESOP debt                                              22
          Total interest expense                                     3,890
          Net interest income                                        3,885
Provision for loan losses                                              175
     Net interest income after provision for
          loan losses                                                3,710

Noninterest income:
     Service charges on deposit accounts                               240
     Loan origination fees                                              36
     Other service charges and fees                                    103
     Other income                                                      255
     Securities gains (losses), net                                    (21)
          Total noninterest income                                     613
Noninterest expense:
     Salaries and employee benefits                                  1,548
     Occupancy and equipment expense, net                              385
     Credit card expense                                               129
     Supplies expense                                                   86
     FDIC assessment expense                                            10
     Other expenses                                                    554
          Total noninterest expense                                  2,712
Income before income tax expense                                     1,611
Income tax expense                                                     351

     Net income                                                $     1,260

     Net income per share                                      $       .78
     Dividends declared per share                              $        --
     Average number of shares outstanding                        1,618,089

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
First National Bank and subsidiaries
Three Months Ended March 31, 1996
In Thousands, Except Share and Per Share Data
(Unaudited)
Interest income:
     Interest and fees on loans                                $    6,082
     Interest on securities:
          Taxable                                                     687
          Nontaxable                                                  557
     Interest on federal funds sold                                    23
          Total interest income                                     7,349
Interest expense:
     Interest on interest-bearing demand deposits                     307
     Interest on savings deposits                                     345
     Interest on time deposits                                      2,403
     Interest on certificates of deposit of
          $100,000 and over                                           469
     Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                                46
     Interest on other borrowed funds                                  53
     Interest on subordinated capital notes                            22
     Interest on ESOP debt                                             32
          Total interest expense                                    3,677
          Net interest income                                       3,672

Provision for loan losses                                             105
     Net interest income after provision for
          loan losses                                               3,567

Noninterest income:
     Service charges on deposit accounts                              235
     Loan origination fees                                             68
     Other service charges and fees                                    95
     Other income                                                     115
     Securities gains (losses), net                                    25
          Total noninterest income                                    538
Noninterest expense:
     Salaries and employee benefits                                 1,375
     Occupancy and equipment expense, net                             308
     Credit card expense                                              121
     Supplies expense                                                  77
     FDIC assessment expense                                            1
     Other expenses                                                   460
          Total noninterest expense                                 2,342
Income before income tax expense                                    1,763
Income tax expense                                                    421

     Net income                                                $    1,342

     Net income per share                                      $     0.84
     Dividends declared per share                              $       --
     Average number of shares outstanding                      1,596,701

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 1997
In Thousands
(Unaudited)
                                                           Three Months Ended
                                                              March 31, 1997
Cash flows from operating activities:
Net income                                                      $ 1,260
Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                                 175
          Depreciation and amortization of bank
                premises and equipment                              184
          ESOP compensation                                         302
          Amortization of premiums and accretion
               of discounts, net                                      8
          Loss on sale of securities, net                            21
          Net loss on sale of fixed assets and
             other real estate                                        1
          Net decrease in mortgage
               loans held for sale                                  241
          Increase in other assets                                 (238)
          Decrease in other liabilities                            (647)
               Net cash provided by operating
                    activities                                    1,307
Cash flows from investing activities:
     Net decrease in federal funds sold                           2,500
     Proceeds from sales of securities
          available-for-sale                                      3,559
     Proceeds from calls and maturities of
          securities available-for-sale                           3,659
     Proceeds from calls and maturities of
          securities held-to-maturity                               555
     Purchase of securities available-for-sale                   (6,489)
     Purchase of securities held-to-maturity                     (1,224)
     Net decrease in loans                                        3,618
     Proceeds from sale of other real estate owned                   33
     Recoveries on loans previously charged off                      53
     Bank premises and equipment expenditures                    (1,555)
          Net cash (used in) investing activities                 4,709
Cash flows from financing activities:
     Net decrease in deposits                                    (7,875)
     Net increase in federal funds
          purchased, securities sold under agreements
          to repurchase and other borrowed funds                  3,604
     Principal payments on ESOP debt                               (302)
          Net cash provided by financing activities              (4,573)
Net increase in cash and due from banks                           1,443
Cash and due from banks at beginning of period                   10,277

Cash and due from banks at end of period                       $ 11,720

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
First National Bank and subsidiaries
Three Months Ended March 31, 1996
In Thousands
(Unaudited)
                                                            Three Months Ended
                                                              March 31, 1996
Cash flows from operating activities:
Net income                                                      $  1,342

Adjustments to reconcile net income to net
     cash provided by operating activities:
          Provision for loan losses                                  105
          Depreciation and amortization of bank
                  premises and equipment                             131
          ESOP compensation                                          302
          Amortization of premiums and accretion
               of discounts, net                                      28
            Gain on sale of securities, net                          (25)
          Gain on sale of equipment                                   (2)
          Net increase in mortgage
               loans held for sale                                  (582)
          Increase in other assets                                  (435)
          Decrease in other liabilities                             (696)
               Net cash provided by operating activities             168
Cash flows from investing activities:
     Net decrease in federal funds sold                              830
     Proceeds from calls and maturities of
          securities available-for-sale                            3,467
     Proceeds from calls and maturities of
          securities held-to-maturity                              1,017
     Purchase of securities available-for-sale                    (5,247)
     Purchase of securities held-to-maturity                      (4,343)
     Net increase in loans                                          (265)
     Recoveries on loans previously charged off                       32
     Bank premises and equipment expenditures                       (599)
          Net cash (used in) investing activities                 (5,108)

Cash flows from financing activities:
     Net decrease in deposits                                     (3,144)
     Net increase in federal funds
          purchased, securities sold under agreements
          to repurchase and other borrowed funds                   6,995
     Principal payments on ESOP debt                                (302)
     Principal payments on subordinated capital notes                (27)
     Net cash provided by financing activities                     3,522

Net decrease in cash and due from banks                           (1,418)
Cash and due from banks at beginning of period                     8,818

Cash and due from banks at end of period                       $   7,400

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 1997
In Thousands
(Unaudited)


                                                             1997
Balance, beginning of period                          $     35,828
Net income for period                                        1,260
ESOP shares allocated upon loan repayment                      302
Change in net unrealized gains (losses) on securities
     available-for-sale, net of income taxes                  (384)

Balance, end of period                                $     37,006

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
First National Bank and subsidiaries
Three Months Ended March 31, 1996
In Thousands
(Unaudited)

                                                              1996
Balance, beginning of period                         $      32,191
Net income for period                                        1,342
ESOP shares allocated upon loan repayment                      302
Change in net unrealized gains (losses) on securities
     available-for-sale, net of income taxes                  (320)

Balance, end of period                                $     33,515

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 1997 and 1996
In Thousands, Except Share Data
(Unaudited)


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

The financial statements are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature.

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

     (a)  Consolidation

          The consolidated financial statements include the accounts of FNB Corporation (the "Registrant" or the "holding company") and its wholly-owned subsidiaries (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated.

     (b)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include those amounts in the balance sheet caption cash and due from banks. Generally, cash and cash equivalents are considered to have maturities of three months or less.

     (c)  Investment Securities

          Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

          The Corporation had no trading securities at December 31, 1996, or March 31, 1997. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

          Loan origination and commitment fees and certain costs are being deferred, and the net amount is amortized as an adjustment of the related loan's yield over the contractual life of the related loans.

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

     (f)  Other Real Estate Owned

          Other real estate owned represents properties acquired through foreclosure or deed taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell with any write-down being charged to the allowance for loan losses. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to expense. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

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

      (h) Net Income Per Share

          Net income per share computations are based on the weighted average number of shares outstanding during each year. The weighted average shares outstanding do not include unearned shares held by the Employee Stock Ownership Plan (ESOP). The shares held by the ESOP are not considered outstanding for net income per share calculations until the shares are released.

     (I)  Trust Assets

          Assets held by the Bank's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)    Restrictions on Cash

     Federal reserve regulations require the Bank to maintain certain average balances as cash reserves. The reserve requirements approximated $3,435 and $3,328 at March 31, 1997 and December 31, 1996, respectively.

(3)  Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at March 31, 1997 and December 31, 1996:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
    March 31, 1997            Costs       Gains       Losses      Values
     U.S. Treasury            $  8,147      14           (85)      8,076
     U.S. Government agencies
          and corporations      38,634      38          (697)     37,975

     States and political
          subdivisions           3,980      59           (15)      4,024
      Other securities           3,606      46            (1)      3,651

      Totals                  $ 54,367     157          (798)     53,726

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
     December 31, 1996        Costs       Gains       Losses      Values
     U.S. Treasury            $  5,634      29           (16)     5,647
     U.S. Government agencies
          and corporations      38,165     130          (306)    37,989

     States and political
          subdivisions           3,981      79           (13)     4,047
     Other securities            7,164      63           (24)     7,203
      Totals                  $ 54,944     301          (359)    54,886

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
     March 31, 1997                             Costs       Values
     Due in one year or less                    $ 4,596      4,604
     Due after one year through five years       19,072     18,881
     Due after five years through ten years      26,412     25,953
     Due after ten years                          4,287      4,288

     Totals                                     $54,367     53,726

     Realized gains and losses on securities available-for-sale were not material in the first quarter of 1997 and 1996.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $17,803 at March 31, 1997 and $17,650 at December 31, 1996.

(4)   Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at March 31, 1997 and December 31, 1996 are as follows:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
      March 31, 1997          Costs       Gains       Losses      Values
     States and political
          subdivisions        $43,401       630        (362)       43,669
     Other Securities             195         -           -           195

     Totals                   $43,596       630        (362)       43,864

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
     December 31, 1996          Costs       Gains       Losses      Values
     U.S. Government agencies
          and corporations     $   500          1          -           501
     States and political
          subdivisions          42,394        830       (288)       42,936
     Other securities              195          -          -           195

     Totals                    $43,089        831       (288)       43,632

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      March 31, 1997                            Costs       Values
     Due in one year or less                    $ 2,092      2,093
     Due after one year through five years       14,863     15,006
     Due after five years through ten years      25,443     25,571
     Due after ten years                          1,198      1,194
     Totals                                     $43,596     43,864

     Realized gains and losses on securities held-to-maturity were not material in the first quarter of 1997 and 1996.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $14,692 at March 31, 1997 and $14,690 at December 31, 1996.

(5)  Loans

     At March 31, 1997 and December 31, 1996, there were direct loans to executive officers and directors of $3,194 and $4,121, respectively. In addition, there were loans of $8,234 and $7,184 at March 31, 1997 and December 31, 1996, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At March 31, 1997 and December 31, 1996, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $29,226 and $29,200, respectively.

(6)  Allowance for Loan Losses and Impaired Loans

     A loan is considered impaired when, based on management's judgment, the Corporation will probably not be able to collect all amounts due according to the contractual terms of the loan. In making such assessment, management considers the individual strength of borrowers, the strength of particular industries, the payment history of individual loans, the value and marketability of collateral and general economic conditions. The Corporation's methodology for evaluating the collectibility of a loan after it is deemed to be impaired does not differ from the methodology used for nonimpaired loans.

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                                Three Months Ended
                                                    March 31,
                                                  1997       1996
     Balance at beginning of period           $  4,179      3,988
     Provisions for loan losses                    175        105
     Loan recoveries                                54         32
     Loan charge-offs                              (99)       (41)

     Balance at end of period                 $  4,309      4,084

     Nonperforming assets consist of the following:

                                             March 31,     December 31,
                                               1997            l996
     Nonaccrual loans                      $     885            573
     Other real estate owned                     152            185

       Total nonperforming assets          $   1,037            758

     The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                Three Months Ended
                                                     March 31,
                                                 1997       1996
     Proforma interest - nonaccrual loans       $  24        38
     Recorded interest - nonaccrual loans          --        --

     There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 1997.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                          March 31,         December 31,
                                            1997               1996
     Land                                 $  1,962             1,174
     Buildings                               8,591             2,763
     Furniture and equipment                 5,595             4,936
     Leasehold improvements                    380               379
     Construction in progress                   --             5,736
                                            16,528            14,988
     Less accumulated depreciation
          and amortization                   4,874             4,705
       Totals                             $ 11,654            10,283

(8)   Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $12,724 and $12,779 on March 31, 1997 and December 31, 1996, respectively. The interest rates on the advances range from 5.38 to 7.15 percent and have maturity dates through June 5, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

(11) Restrictions on Payment of Dividends

     Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. At March 31, 1997, retained net profits which were free of such restriction approximated $7,472.

(12) Supplemental Cash Flow Information

     The Corporation paid $3,674 and $3,677 for interest and it paid $6 and $0 for income taxes for the three month periods ended March 31, 1997 and 1996, respectively.

(13) Commitments and Contingencies

     The Corporation is involved from time to time in litigation arising in the normal course of business. Management believes that any resulting settlements and disposition of these matters will not materially affect consolidated results of operations or financial position.

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

     The Corporation's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Except for home equity lines totaling $12,629 at March 31, 1997, and $12,732 at December 31, 1996, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                    March 31,      December 31,
                                                      1997            1996
                                                          Contract Amount
     Financial instruments whose contract amounts
     represent credit risk:
           Commitments to extend credit             $ 50,990           50,209
           Standby letters of credit and
              financial guarantees written             4,390            3,479

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

     The Corporation sells portions of mortgage and commercial loans to other investors in the normal course of business ("participations"). In certain cases the Corporation has agreed to repurchase the loan from the investor in the event the debtor defaults. The Corporation's total exposure at March 31, 1997 under such agreements approximates $8,776.

(15) Concentrations of Credit Risk

     The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $45 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

1997 Compared to 1996

Net Income

Net income of $1,260 for the first three months of 1997 represented a decrease of $82 over earnings of $1,342 during the same period of 1996. Earnings per share were $0.78 for the first quarter of 1997 and $0.84 for the comparable 1996 period. Decreased current year earnings were primarily the result of an increase in noninterest expense associated with the opening of three new branch offices during the previous nine months.

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $3,885 for the three months ended March 31, 1997, an increase of $213 from the same period in 1996. The increase in net interest income was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $32,841 (9.72%) for the first quarter of 1997 over the respective prior year period. The largest component of the increase in earning assets was average loans, reflecting an increase of $17,772 (7.04%) for the first quarter of 1997.
Growth in the loan portfolio was concentrated primarily in real estate loans reflecting an increase of $14,125 for the first quarter of 1997. Average securities increased $14,612 (17.50%) for the first quarter of 1997 and were used as an alternative investment for funds in excess of loan demand.

Average interest-bearing liabilities increased $26,478 (9.01%) for the first quarter of 1997 over the respective prior year period. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $16,737 for the first quarter of 1997. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of

$2,760 and in time deposits with an increase of $6,285 and in demand deposits with an increase of $4,402 for the first quarter of 1997. Successful deposit promotions and more aggressive bidding for deposits accounted for the increase. Other borrowed funds increased $10,021 for the first quarter of 1997. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield decreased to 4.58% for the first quarter of 1997 from 4.74% for the respective prior year period. The yield on average earning assets decreased 32 basis points, from 9.10% to 8.78% for the first quarter of 1997. The cost of interest-bearing liabilities decreased 14 basis points, from 5.00% to 4.86% for the first quarter of 1997. Overall, 153.2%, of the net interest income increase for the first quarter of 1997 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The difference, a decrease of 53.2% was due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $175 and $105, respectively, for the first quarter ended March 31, 1997 and 1996. Net charge-offs amounted to $46 and $9, respectively, for the first quarter ended March 31, 1997 and 1996. The allowance for loan losses was $4,309, 1.60% of outstanding loans, at March 31, 1997, and $4,179, 1.53% of outstanding loans, at December 31, 1996. With the increase in net charge-offs, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $613 for the quarter ended March 31, 1997, and $538 for the quarter ended March 31, 1996. The increase in noninterest income resulted primarily from an increase in fees on loans sold and trust fees. These increases were partially offset by reductions in other areas, most notably in realized losses on the sale of securities.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $2,712 for the quarter ended March 31, 1997, and $2,342 for the quarter ended March 31, 1996. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense and other expenses. Personnel costs increased primarily as the result of merit increases, and additional personnel to staff three new branches. The increases in occupancy and equipment expense and other expense were directly related to the new branches and the new corporate office building which opened in February, 1997. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 21.8% for the quarter ended March 31, 1997 and 23.9% for the quarter ended March 31, 1996. The decline in the rate was primarily due to the continuing shift from taxable to nontaxable investment securities and an increase in nontaxable industrial development authority loan interest.

Balance Sheet

Total assets of the Corporation at March 31, 1997, were $391,282, compared to $395,324 at December 31, 1996. Total loans were $269,819 at March 31, 1997, a decrease of $3,562 from December 31, 1996. Loan growth was experienced in the real estate-construction portfolio and amounted to $2,138. All other loan portfolios experienced declines of varying amounts. The increase in bank premises and equipment of $1,371 represented advances for the construction of the new corporate headquarters building. Cash and due from banks increased $1,443 while Federal Funds sold decreased $2,500 reflecting a small decrease in liquidity.

Total deposits at March 31, 1997, were $327,527, a decrease of $7,875 from December 31, 1996. Certificates of deposit of $100 and over decreased $5,725 and time deposits decreased $2,510 since year end. These decreases were partially offset by an increase of $1,045 in savings deposits since year end. Depositors continue to shift funds among the various types of deposit instruments seeking the most advantageous return while maintaining an acceptable level of liquidity. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at March 31, 1997, were $15,577, an increase of $1,173 from December 31, 1996. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta.

Stockholders' Equity

Stockholders' equity was $37,006 at March 31, 1997, compared to $35,828 at December 31, 1996. This increase of $1,178 was the net result of earnings retention, an increase of $385 in net unrealized loss (net of tax) on securities available-for-sale, and a decrease of $302 in unearned ESOP shares resulting from principal repayments on ESOP debt.

All financial institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve and the Office of Comptroller of the Currency (OCC) have established substantially similar risk-based and leveraged capital standards for financial institutions they regulate. Under the risk-based capital requirements of these regulatory agencies, the Corporation is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital", consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss reserve.

In addition, the federal regulatory agencies have established a minimum leveraged capital ratio (Tier 1 capital to tangible assets). These guidelines provide for a minimum leveraged capital ratio of 3% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

At March 31, 1997, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 1997, totaled $43 compared to $595 at December 31, 1996. In addition, nonaccrual loans and other real estate owned totaled $1,037 at March 31, 1997, compared to $758 at December 31, 1996. The New River Valley economy continues to improve, and such improvement has been reflected in a declining trend of nonperforming assets in recent years.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; in excess of $15 million of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of March 31, 1997, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $28,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits 1997 dividends (unless prior regulatory approval is obtained) to $6,212 plus year-to-date 1997 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1997.

Recent Developments

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This

Statement provides standards for distinguishing between transfers of financial assets that should be accounted for as sales and those that should be accounted for as collateralized borrowings. In essence, transactions in which the transferor has surrendered control of the financial asset must be recorded as sales, and those in which control has not been surrendered should be recorded as borrowings. The Statement specifies various circumstances that would indicate whether control has been effectively surrendered or not. Transactions engaged in by the Corporation which are covered by the Statement include sales of loans with retainage of servicing rights, securities sold under agreement to repurchase (repurchase agreements), participations sold or purchased, and borrowings secured by loans. The Statement as issued was required to be adopted prospectively to transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
No restatement of previously issued financial statements is permitted. However, the FASB has since issued SFAS No. 127, which defers the adoption date for certain portions of SFAS No. 125 for one year. The primary types of transactions engaged in by the Corporation for which the delay is applicable are collateralized borrowings and repurchase agreements. Management does not expect SFAS No. 125 to have a significant impact on financial position or results of operations.

The FASB has also issued Statement of Financial Accounting Standards
No. 128, "Earnings per Share", which supersedes existing standards for calculating and disclosing earnings per share (EPS). The new standard requires the disclosure of Basic EPS and, where potential dilution exists, Diluted EPS. Basic EPS is calculated using only the actual weighted average number of common shares outstanding and the income available to common stockholders. Diluted EPS adjusts the income and number of shares to reflect the potential effects of stock options, warrants, convertible debt, and other potentially dilutive securities. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, once adopted, the Statement requires restatement of all prior-period EPS data presented. Based on the current capital structure of the Corporation, management does not expect SFAS No. 128 to materially impact earnings per share.

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


                              FNB Corporation


Date     May 9, 1997    By:   s/Samuel H. Tollison
                        Samuel H. Tollison
                        President



Date     May 9, 1997    By:   s/Perry D. Taylor
                        Perry D. Taylor
                        Chief Financial Officer

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

(3)(i)      Articles of Incorporation
               Registrant's Articles of Incorporation, filed with the Commission as exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3)(ii)    Bylaws
               Registrant's Bylaws, filed with the Commission as exhibit
               3.2 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(27)       Financial Data Schedule