Form 10-Q
period 1997-06-30
FNB CORP \VA\
filed 1997-08-12
CIK 1010961

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 1997
                                or

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


         3,323,800 shares outstanding as of June 30, 1997

                 FNB CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                               Page No.

PART I.      FINANCIAL INFORMATION

     Item 1.     Financial Statements                               3

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                     23



PART II.     OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                  27

     Item 6.     Exhibits and Reports on Form 8-K                  28

                 Signatures                                        29

                 Index to Exhibits                                 30

                 FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


As further discussed in Note 1 to the financial statements, First National Bank is the predecessor to FNB Corporation (the Registrant). See Note 1 for more information. The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets of FNB Corporation and subsidiaries as of December 31, 1996 and June 30, 1997 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and six-month periods ended June 30, 1997 for FNB Corporation and subsidiaries and for the quarter and six-month period ended June 30, 1996, for First National Bank and subsidiaries;

3. Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997 for FNB Corporation and subsidiaries and for the six-month period ended June 30, 1996 for First National Bank and subsidiaries; and

4. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the six-month period ended June 30, 1997 for FNB Corporation and subsidiaries and for the six-month period ended June 30, 1996 for First National Bank and subsidiaries.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   11,899
Federal funds sold                                                 15,500
Securities available-for-sale, at fair value                       59,446
Securities held-to-maturity, at amortized cost
      (market value $43,683)                                       42,959
Mortgage loans held for sale                                          392
Loans:
      Commercial                                                   56,329
      Consumer                                                     63,976
      Real estate - commercial                                     51,233
      Real estate - construction                                    7,338
      Real estate - mortgage                                       99,408
      Total loans                                                 278,284
      Less unearned income                                             28
            Loans, net of unearned income                         278,256
      Less allowance for loan losses                                4,363
            Loans, net                                            273,893
Bank premises and equipment, net                                   12,232
Other real estate owned                                               100
Other assets                                                        5,275
            Total assets                                       $  421,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          31,629
      Interest-bearing demand deposits                             51,030
      Savings deposits                                             42,998
      Time deposits                                               180,272
      Certificates of deposit of $100,000 and over                 40,920
            Total deposits                                        346,849
Federal funds purchased and securities sold under
      agreements to repurchase                                      4,510
Other borrowed funds                                               27,786
Other liabilities                                                   3,201
ESOP debt                                                             939
      Total liabilities                                           383,285
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 5,000,000
      shares; issued and outstanding 3,323,800 shares              16,619
      Surplus                                                      10,782
      Unearned ESOP shares (85,552 shares)                         (1,208)
      Retained earnings                                            12,301
      Net unrealized gains (losses) on securities
            available-for-sale                                        (83)
            Total stockholders' equity                             38,411

            Total liabilities and stockholders' equity         $  421,696

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
                                               Quarter Ended   Six Months Ended
                                               June 30, 1997     June 30, 1997
Interest income:
      Interest and fees on loans                 $   6,617            12,973
      Interest on securities:
            Taxable                                    822             1,651
            Nontaxable                                 617             1,207
      Interest on federal funds sold                   116               142
      Total interest income                          8,172            15,973
Interest expense:
      Interest on interest-bearing demand deposits     327               643
      Interest on savings deposits                     368               744
      Interest on time deposits                      2,496             4,913
      Interest on certificates of deposit of
            $100,000 and over                          526             1,030
      Interest on federal funds purchased and
            securities sold under agreements
            to repurchase                               55               114
      Interest on other borrowed funds                 332               554
      Interest on ESOP debt                             22                44
            Total interest expense                   4,126             8,042
            Net interest income                      4,046             7,931
Provision for loan losses                              100               275
      Net interest income after provision for
            loan losses                              3,946             7,656

Noninterest income:
      Service charges on deposit accounts              251               491
      Loan origination fees                             42                78
      Other service charges and fees                    96               199
      Other income                                     166               421
      Securities gains (losses), net                    (2)              (23)
            Total noninterest income                   553             1,166
Noninterest expense:
      Salaries and employee benefits                 1,397             2,945
      Occupancy and equipment expense, net             451               836
      Credit card expense                              119               248
      Supplies expense                                 116               202
      FDIC assessment expense                           11                21
      Other expenses                                   628             1,182
            Total noninterest expense                2,722             5,434
Income before income tax expense                     1,777             3,388
Income tax expense                                     390               741

      Net income                                 $   1,387             2,647

      Net income per share                       $    0.43              0.82

      Average number of shares outstanding       3,238,248         3,237,213

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
First National Bank and subsidiaries
Quarter and Six Months Ended June 30, 1996
In Thousands, Except Share and Per Share Data
(Unaudited)
                                                 Quarter Ended  Six Months Ended
                                                 June 30, 1996   June 30, 1996
Interest income:
      Interest and fees on loans                   $   6,113         12,195
      Interest on securities:
            Taxable                                      742          1,429
            Nontaxable                                   646          1,203
      Interest on federal funds sold                      30             53
            Total interest income                      7,531         14,880
Interest expense:
      Interest on interest-bearing demand deposits       319            626
      Interest on savings deposits                       347            692
      Interest on time deposits                        2,365          4,768
      Interest on certificates of deposit of
            $100,000 and over                            447            916
      Interest on federal funds purchased and
            securities sold under agreements
            to repurchase                                 56            102
      Interest on other borrowed funds                   153            206
      Interest on subordinated capital notes              21             43
      Interest on ESOP debt                               33             65
            Total interest expense                     3,741          7,418
            Net interest income                        3,790          7,462

Provision for loan losses                                105            210
      Net interest income after provision for
            loan losses                                3,685          7,252

Noninterest income:
      Service charges on deposit accounts                231            466
      Loan origination fees                               66            134
      Other service charges and fees                      63            158
      Other income                                       168            283
      Securities gains (losses), net                     (31)            (6)
      Total noninterest income                           497          1,035
Noninterest expense:
      Salaries and employee benefits                   1,473          2,848
      Occupancy and equipment expense, net               301            609
      Credit card expense                                123            244
      Supplies expense                                    76            153
      FDIC assessment expense                              0              1
      Other expenses                                     543          1,003
      Total noninterest expense                        2,516          4,858
Income before income tax expense                       1,666          3,429
Income tax expense                                       373            794

      Net income                                   $   1,293          2,635

      Net income per share (as restated)           $    0.40           0.82

     Average number of shares outstanding          3,195,472      3,194,438
             (as restated)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 1997
In Thousands
(Unaudited)
                                                             Six Months Ended
                                                               June 30, 1997
Cash flows from operating activities:
Net income                                                    $    2,647
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                                275
            Depreciation and amortization of bank
                  premises and equipment                             408
            ESOP compensation                                        302
            Amortization of premiums and accretion
                  of discounts, net                                   26
            Loss on sale of securities, net                           23
            Net gain on sale of fixed assets and
                  other real estate                                  (50)
            Net increase in mortgage
                  loans held for sale                                (62)
            Increase in other assets                                (636)
            Decrease in other liabilities                           (442)
            Net cash provided by operating activities              2,491
Cash flows from investing activities:
      Net increase in federal funds sold                         (13,000)
      Proceeds from sales of securities
            available-for-sale                                     4,060
      Proceeds from calls and maturities of
            securities available-for-sale                          4,249
      Proceeds from calls and maturities of
            securities held-to-maturity                            1,184
      Purchase of securities available-for-sale                  (12,797)
      Purchase of securities held-to-maturity                     (1,224)
      Net increase in loans                                       (2,734)
      Proceeds from sale of other real estate owned                   85
      Recoveries on loans previously charged off                      81
      Bank premises and equipment expenditures                    (2,357)
            Net cash (used in) investing activities              (22,453)
Cash flows from financing activities:
      Net increase in deposits                                    11,447
      Net decrease in federal funds
            purchased, securities sold under agreements
            to repurchase and other borrowed funds                  (285)
      Net increase in other borrowed funds                        11,056
      Principal payments on ESOP debt                               (302)
      Dividends paid                                                (322)
      Dividends on unallocated ESOP shares                           (10)
            Net cash provided by financing activities             21,584
Net increase (decrease) in cash and due from banks                 1,622
Cash and due from banks at beginning of period                    10,277

Cash and due from banks at end of period                        $ 11,899

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
First National Bank and subsidiaries
Six Months Ended June 30, 1996
In Thousands
(Unaudited)
                                                            Six Months Ended
                                                              June 30, 1996
Cash flows from operating activities:
Net income                                                     $    2,635

Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                                 210
            Depreciation and amortization of bank
            premises and equipment                                    260
            ESOP compensation                                         302
            Amortization of premiums and accretion
                  of discounts, net                                    44
            Loss on sale of securities, net                             6
            Gain (loss)on sale of fixed assets                         39
            Loss on sale of other real estate                           7
            Net decrease (increase)in mortgage
                  loans held for sale                                 526
            Decrease (increase) in other assets                      (802)
            Increase in other liabilities                             373
                  Net cash provided by operating activities         3,600
Cash flows from investing activities:
      Net decrease (increase) in federal funds sold                   730
      Proceeds from sales of securities
            available-for-sale                                      2,997
      Proceeds from calls and maturities of
            securities available-for-sale                           6,790
      Proceeds from calls and maturities of
            securities held-to-maturity                             1,287
      Purchase of securities available-for-sale                   (11,965)
      Purchase of securities held-to-maturity                      (4,795)
      Net increase in loans                                        (5,105)
      Proceeds from sale of other real estate owned                   288
      Recoveries on loans previously charged off                       55
      Bank premises and equipment expenditures                     (1,927)
            Net cash (used in) investing activities               (11,645)
Cash flows from financing activities:
      Net increase in deposits                                      2,027
      Net increase in federal funds
            purchased, securities sold under agreements
            to repurchase and other borrowed funds                  7,592
      Principal payments on ESOP debt                                (302)
      Dividends on unallocated ESOP shares                            (32)
      Principal payments on subordinated capital notes                (53)
      Dividends paid                                                 (799)
            Net cash provided by financing activities               8,433

Net increase (decrease) in cash and due from banks                    388
Cash and due from banks at beginning of period                      8,818

Cash and due from banks at end of period                       $    9,206

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 1997
In Thousands
(Unaudited)
Balance, beginning of period                               $   35,828
Net income for period                                           2,647
Cash dividends                                                   (322)
ESOP shares allocated upon loan repayment                         302
Change in net unrealized gains (losses) on securities
       available-for-sale, net of income taxes                    (44)

Balance, end of period                                     $   38,411

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
First National Bank and subsidiaries
Six Months Ended June 30, 1996
In Thousands
(Unaudited)
Balance, beginning of period                              $   32,191
Net income for period                                          2,635
Cash dividends                                                  (799)
ESOP shares allocated upon loan repayment                        302
Change in net unrealized gains (losses) on securities
      available-for-sale, net of income taxes                   (837)

Balance, end of period                                    $   33,492

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 1997 and 1996
In Thousands, Except Share Data
(Unaudited)


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

The financial statements included herein reflect the balances and activity of the Bank and its subsidiaries for periods ending prior to the consummation of the reorganization and of the holding company and its subsidiaries for periods ending subsequent to the reorganization. The exchange of stock was accounted for using the pooling of interests method. That is, the bases of the assets and liabilities of the Bank prior to the reorganization were carried forward without adjustment. Because of this, and because the holding company's revenues, expenses and changes in financial position subsequent to the reorganization have not been significant, the consolidated financial statements for periods subsequent to the reorganization are comparable to those for periods prior to the reorganization.

The financial statements are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein.

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

          The Corporation had no trading securities at December 31, 1996, or June 30, 1997. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

          During the second quarter the Corporation declared a stock split effected in the form of a 100% stock dividend. The split occurred in June 1997. As a result, the total number of shares outstanding doubled. Par value per share did not change. Earnings per share and weighted average shares for periods prior to the split have been restated to reflect the change in shares outstanding as though the split had occurred at the beginning of 1996. In order to provide comparable earnings per share amounts, the per share earnings for periods prior to the formation of the holding company have also been restated.

     (I)  Trust Assets

          Assets held by the Bank's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)  Restrictions on Cash

     Federal reserve regulations require the Bank to maintain certain average balances as cash reserves. The reserve requirements approximated $3,133 and $3,328 at June 30, 1997 and December 31, 1996, respectively.

(3)  Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at June 30, 1997 and December 31, 1996:

                                             Gross       Gross       Approx.
                                 Amortized   Unrealized  Unrealized  Fair
      June 30, 1997              Costs       Gains       Losses      Values
      U.S. Treasury            $   8,134        23         (30)       8,127
      U.S. Government agencies
            and corporations      43,598       108        (353)      43,353

      States and political
            subdivisions           3,390        89          (3)       3,476
      Other securities             4,450        41          (1)       4,490

      Totals                   $  59,572       261        (387)      59,446

                                             Gross       Gross       Approx.
                                 Amortized   Unrealized  Unrealized  Fair
      December 31, 1996          Costs       Gains       Losses      Values
      U.S. Treasury             $   5,634        29         (16)      5,647
      U.S. Government agencies
            and corporations       38,165       130        (306)     37,989

      States and political
            subdivisions            3,981        79         (13)      4,047
      Other securities              7,164        63         (24)      7,203

      Totals                    $  54,944       301        (359)     54,886

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Approx.
                                              Amortized       Fair
      June 30, 1997                           Costs           Values
      Due in one year or less                 $   4,094        4,104
      Due after one year through five years      18,948       18,887
      Due after five years through ten years     31,766       31,696
      Due after ten years                         4,764        4,759

      Totals                                  $  59,572       59,446

     Gross gains of $12 and $26 and gross losses of $33 and $32 were realized on sales and calls of securities available-for-sale through June 30, 1997, and June 30, 1996, respectively.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,368 at June 30, 1997 and $17,650 at December 31, 1996.

(4)  Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at June 30, 1997 and December 31, 1996 are as follows:

                                           Gross       Gross       Approx.
                              Amortized    Unrealized  Unrealized  Fair
      June 30, 1997           Costs        Gains       Losses      Values
      States and political
            subdivisions      $  42,789        859        (135)     43,513
      Other Securities              170         -           -          170

      Totals                  $  42,959        859        (135)     43,683

                                              Gross       Gross        Approx.
                                 Amortized    Unrealized  Unrealized   Fair
      December 31, 1996          Costs        Gains       Losses       Values
      U.S. Government agencies
            and corporations     $    500         1           -           501
      States and political
            subdivisions           42,394       830         (288)      42,936

      Other securities                195        -            -           195

      Totals                     $ 43,089       831         (288)      43,632

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Approx.
                                                Amortized     Fair
      June 30, 1997                             Costs         Values
      Due in one year or less                   $   1,929      1,934
      Due after one year through five years        16,069     16,301
      Due after five years through ten years       24,311     24,790
      Due after ten years                             650        658
      Totals                                    $  42,959     43,683

          Realized gains and losses on securities held-to-maturity were not material in 1997 and 1996.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $14,689 at June 30, 1997 and $14,690 at December 31, 1996.

(5)  Loans

     At June 30, 1997 and December 31, 1996, there were direct loans to executive officers and directors of $3,424 and $4,121, respectively. In addition, there were loans of $7,991 and $7,184 at June 30, 1997 and December 31, 1996, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At June 30, 1997 and December 31, 1996, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $28,457 and $29,200, respectively.

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

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                          Quarter Ended       Six Months Ended
                                             June 30,              June 30,
                                          1997     1996       1997       1996
     Balance at beginning of period    $  4,309    4,084      4,179      3,988
     Provisions for loan losses             100      105        275        210
     Loan recoveries                         27       23         81         55
     Loan charge-offs                       (73)     (84)      (172)      (125)

     Balance at end of period          $  4,363    4,128      4,363      4,128

      Nonperforming assets consist of the following:

                                           June 30,       December 31,
                                             1997             l996
      Nonaccrual loans                   $   1,463             573
      Other real estate owned                  100             185

         Total nonperforming assets      $   1,563             758

     The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                  Six Months Ended
                                                     June 30,
                                                   1997       1996
      Proforma interest - nonaccrual loans        $  74         73
      Recorded interest - nonaccrual loans            1         --

     There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 1997.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                           June 30,         December 31,
                                             1997               1996
      Land                                $  1,972              1,174
      Buildings                              9,045              2,763
      Furniture and equipment                5,933              4,936
      Leasehold improvements                   380                379
      Construction in progress                  --              5,736
                                            17,330             14,988
      Less accumulated depreciation
          and amortization                   5,098              4,705
       Totals                             $ 12,232             10,283

(8)   Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $22,694 and $12,779 on June 30, 1997 and December 31, 1996, respectively. The interest rates on the advances range from 5.38 to 7.15 percent and have maturity dates through June 5, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

(11)  Restrictions on Payment of Dividends

     Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. At June 30, 1997, retained net profits which were free of such restriction approximated $8,453.

(12) Supplemental Cash Flow Information

     The Corporation paid $7,379 and $7,445 for interest and it paid $535 and $733 for income taxes for the six month periods ended June 30, 1997 and 1996, respectively.

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

     Except for home equity lines totaling $11,038 at June 30, 1997, and $12,732 at December 31, 1996, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                     June 30,      December 31,
                                                       1997            1996
                                                           Contract Amount
     Financial instruments whose contract amounts
     represent credit risk:
            Commitments to extend credit            $ 52,537          50,209
            Standby letters of credit and
                financial guarantees written           4,771           3,479

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

     The Corporation sells portions of mortgage and commercial loans to other investors in the normal course of business ("participations"). In certain cases the Corporation has agreed to repurchase the loan from the investor in the event the debtor defaults. The Corporation's total exposure at June 30,1997 under such agreements approximates $5,400.

(15) Concentrations of Credit Risk

     The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $48 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

(16)  New Accounting Standard

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

     The portion of SFAS 125 which was adopted in the first half of 1997 resulted in the classification of certain participations sold with recourse as secured borrowings. Previously these types of transactions were recorded as sales of loans. The new standard resulted in a similar change in the classification of the related interest on the portion of the loan sold. There was no impact on net income.

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

1997 Compared to 1996

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $7,931 for the six months ended June 30, 1997, an increase of $469 from the same period in 1996. Net interest income before provision for loan losses was $4,046 for the quarter ended June 30, 1997, an increase of $256 from the same period in 1996. The increases in net interest income in both the second quarter and first six months were primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $29,409 (8.37%) and $31,126 (9.04%), respectively, for the second quarter and first six months of 1997 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $18,462 (7.24%) and $18,118 (7.14%), respectively, for the second quarter and first six months of 1997. Growth in the loan portfolio was concentrated primarily in real estate loans reflecting increases of $14,714 and $14,420, respectively, for the second quarter and first six months of 1997. Average securities increased $4,270 (4.54%) and $9,441 (10.64%), respectively, for the second quarter and first six months of 1997. Average Federal Funds sold increased $6,677 (294.66%) and $3,567 (182.83%), respectively, for the second quarter and first six months of 1997. Both securities and Federal Funds sold were used as alternative investments for funds in excess of loan demand.

Average interest-bearing liabilities increased $26,787 (8.82%) and $26,633 (8.91%), respectively, for the second quarter and first six months of 1997 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $17,376 and $17,057, respectively for the second quarter and first six months of 1997. Growth in the deposit portfolio was concentrated in certificates of deposit of

$100 and over with an increase of $4,392 and $3,576 for the second quarter and first six months of 1997 and in time deposits with an increase of $8,905 and $7,595, respectively, for the second quarter and first six months of 1997. Successful deposit promotions and more aggressive bidding for deposits accounted for the increase. Average other borrowed funds increased $11,360 and $10,690, respectively, for the second quarter and first six months of 1997. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield decreased to 4.64% from 4.76% for the second quarter and to 4.61% from 4.75% for the first six months of 1997 from the comparable prior year periods. The yield on average earning assets decreased 7 basis points, to 8.95% from 9.02% for the second quarter and 19 basis points, to 8.87% from 9.06% for the first six months of 1997 from the comparable prior year periods. The cost of interest-bearing liabilities increased 3 basis points, to 4.96% from 4.93% for the second quarter and decreased 6 basis points to 4.91% from 4.97% for the first six months of 1997. Overall, 92.4% and 122.5% of the net interest income increase, respectively, for the second quarter and first six months of 1997 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The difference, an increase of 7.6% and a decrease of 22.5%, respectively, for the second quarter and first six months of 1997 was due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $100 and $275, respectively, for the quarter and six months ended June 30, 1997, and $105 and $210, respectively, for the quarter and six months ended June 30, 1996. Net charge-offs amounted to $46 and $91, respectively, for the quarter and six months ended June 30, 1997 and $61 and $70, respectively, for the quarter and six months ended June 30, 1996. The allowance for loan losses was $4,363, 1.57% of outstanding loans, at June 30, 1997, and $4,179, 1.53% of outstanding loans, at December 31, 1996. With the increase in net charge-offs in the first half of the year, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $553 and $1,166, respectively, for the quarter and six months ended June 30, 1997, and $497 and $1,035, respectively, for the quarter and six months ended June 30, 1996. The increase in noninterest income resulted primarily from an increase in fees on loans sold and trust fees. These increases were partially offset by reductions in other areas, most notably in loan origination fees.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $2,722 and $5,434, respectively, for the quarter and six months ended June 30, 1997, and $2,516 and $4,858, respectively, for the quarter and six months ended June 30, 1996. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense and other expenses. Personnel costs increased primarily as the result of merit increases, and additional personnel to staff three new branches. The increases in occupancy and equipment expense and other expenses were directly related to the new branches and the new corporate office building which opened in February, 1997.

Income Taxes

Income tax expense as a percentage of pre-tax income was 22.0% and 21.9%, respectively, for the quarter and six months ended June 30, 1997 and 22.4% and 23.2%, respectively, for the quarter and six months ended June 30, 1996. The decline in the rate was primarily due to the continuing shift from taxable to nontaxable investment securities and an increase in nontaxable industrial development authority loan interest.

Balance Sheet

Total assets of the Corporation at June 30, 1997, were $421,696, compared to $395,324 at December 31, 1996. Total loans were $278,284 at June 30, 1997, an increase of $4,903 from December 31, 1996. Loan growth was concentrated in the real estate-mortgage and construction portfolios and amounted to $4,964. All other loan portfolios experienced declines of varying amounts, except the consumer portfolio which increased $1,070. The increase in bank premises and equipment of $1,949 primarily represented advances for the construction of the new corporate headquarters building. Federal Funds sold increased $13,000 reflecting additional borrowing from the Federal Home Loan Bank of Atlanta and a successful deposit promotion. Deposit growth provided for an increase in securities of $4,430.

Total deposits at June 30, 1997, were $346,849, an increase of $11,447 from December 31, 1996. Time deposits increased $9,269 and interest-bearing demand deposits increased $3,427 since year end. These increases were partially offset by a decrease of $5,000 in savings deposits since year end 1996. Depositors continue to shift funds among the various types of deposit instruments seeking the most advantageous return while maintaining an acceptable level of liquidity. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at June 30, 1997, were $27,786, an increase of $13,382 from December 31, 1996. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $38,411 at June 30, 1997, compared to $35,828 at December 31, 1996. This increase of $2,583 was the net result of earnings retention, an increase of $45 in net unrealized loss (net of tax) on securities available-for-sale, and a decrease of $302 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At June 30, 1997, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 1997, totaled $63 compared to $595 at December 31, 1996. In addition, nonaccrual loans and other real estate owned totaled $1,563 at June 30, 1997, compared to $758 at December 31, 1996. In spite of the small overall increase, the New River Valley economy continues to improve, and such improvement has been reflected in a declining trend of nonperforming assets in recent years.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $14 million of the

Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of June 30, 1997, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $34,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits 1997 dividends of the bank (unless prior regulatory approval is obtained) to $6,212 plus year-to-date 1997 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1997. During the first half of 1997 the bank paid $415 in dividends to the holding company.

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

Part II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of FNB Corporation was held on the third floor of the FNB Center, 105 Arbor Drive, Christiansburg, VA on May 13, 1997, at 2:00 p.m., for the following purposes:

          (1) To elect four (4) directors of the Corporation to fill the vacancies created by the expiration of terms of the Directors of Class I to serve until the Annual Meeting in 2000 and until their respective successors are duly elected and qualified.

          A total of 1,463,123 shares of a possible 1,661,900 shares or 88.0 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                            No. of Shares
                          No. Of Shares     Voted Against     Number
Director                  Voted For         or Withheld       of Abstentions
Daniel D. Hamrick         1,455,866             7,257             --
Joan H. Munford           1,455,836             7,287             --
William M. Sterrett, Jr   1,461,172             1,951             --
Robert J. Styne           1,454,534             8,589             --

          (2) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of McLeod & Company, independent certified public accountants, as auditors of the Corporation for 1997.

                                          No. Of Shares
                       No. Of Shares      Voted Against     Number
                       Voted For          or Withheld       of Abstentions

                       1,462,588              52              483


Item 6.    Exhibits and Reports on Form 8-K

            (A)   Exhibits:

                  See index to exhibits

            (B)   Reports on Form 8-K:

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date     August 12, 1997      By: s/Samuel H. Tollison
                              Samuel H. Tollison
                              President & CEO


Date     August 12, 1997      By: s/Perry D. Taylor
                              Perry D. Taylor
                              Chief Financial Officer

                        INDEX TO EXHIBITS

Exhibit #

(2)         Plan of Reorganization

            (A) Agreement and Plan of Reorganization dated as of February 1, 1996, between the Registrant, First National Bank, and FNB Bank, filed as Exhibit 2 to the Registration Statement on Form S-4 filed by FNB Corporation with the Securities and Exchange Commission May 3, 1996, (Registration number 333-
                    2524) is incorporated herein by reference.

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