Form 10-Q
period 1997-09-30
FNB CORP \VA\
filed 1997-11-12
CIK 1010961

       FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1997
                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:        333-2524
                             FNB Corporation
           (Exact name of registrant as specified in its charter)

Virginia                                                        54-1791618
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

105 Arbor Drive, Christiansburg, Virginia                  24068
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


            3,323,800 shares outstanding as of September 30, 1997

                 FNB CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                            Page No.

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements                         3

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                20



PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K             24

                  Signatures                                   25

                  Index to Exhibits                            26

                 FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and nine-month periods ended September 30, 1997 and 1996;

3. Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996; and,

4. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 1997 and 1996.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                    $  12,496
Federal funds sold                                             6,500
Securities available-for-sale, at fair value                  62,312
Securities held-to-maturity, at amortized cost
     (market value $43,487)                                   42,665
Mortgage loans held for sale                                   1,023
Loans:
     Commercial                                               57,587
     Consumer                                                 65,055
     Real estate - commercial                                 58,083
     Real estate - construction                                6,722
     Real estate - mortgage                                   96,209
          Total loans                                        283,656
     Less unearned income                                         18
          Loans, net of unearned income                      283,638
     Less allowance for loan losses                            4,319
          Loans, net                                         279,319
Bank premises and equipment, net                              12,423
Other real estate owned                                            -
Other assets                                                   4,872
          Total assets                                     $ 421,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      31,022
     Interest-bearing demand deposits                         53,666
     Savings deposits                                         47,735
     Time deposits                                           177,209
     Certificates of deposit of $100,000 and over             33,666
          Total deposits                                     343,298
Federal funds purchased and securities sold under
      agreements to repurchase                                 6,341
Other borrowed funds                                          28,750
Other liabilities                                              2,792
ESOP debt                                                        918
    Total liabilities                                        382,099
Stockholders' equity:
     Common stock, $5.00 par value, Authorized 5,000,000
     Shares; issued and outstanding 3,323,800 shares          16,619
     Surplus                                                  10,782
     Unearned ESOP shares (85,552 shares)                     (1,208)
     Retained earnings                                        13,195
     Net unrealized gains (losses) on securities
          available-for-sale                                     123
          Total stockholders' equity                          39,511

          Total liabilities and stockholders' equity       $ 421,610

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1997 and 1996
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended      Nine Months Ended
                                           September 30,        September 30,
                                          1997      1996      1997       1996
Interest income:
   Interest and fees on loans         $  6,951      6,285     19,872     18,480
   Interest on securities:
   Taxable                                 990        721      2,641      2,150
     Nontaxable                            591        590      1,798      1,793
   Interest on federal funds sold           86         73        228        126
     Total interest income               8,618      7,669     24,539     22,549
Interest expense:
   Interest on interest-bearing
      demand deposits                      352        326        995        952
   Interest on savings deposits            371        346      1,115      1,038
   Interest on time deposits             2,583      2,364      7,496      7,132
   Interest on certificates of
      deposit of $100,000 and over         530        454      1,560      1,370
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase              67         60        181        162
   Interest on other borrowed funds        460        180        962        386
   Interest on subordinated capital notes    0         24          0         67
   Interest on ESOP debt                    22         28         66         93
      Total interest expense             4,385      3,782     12,375     11,200
      Net interest income                4,233      3,887     12,164     11,349
Provision for loan losses                  125        135        400        345
   Net interest income after
        provision for loan losses        4,108      3,752     11,764     11,004
Noninterest income:
   Service charges on deposit accounts     245        242        736        708
   Loan origination fees                    62         50        140        184
   Other service charges and fees          106         75        305        233
   Other income                            149        129        570        412
   Securities gains (losses), net            3          7        (20)         1
      Total noninterst income              565        503      1,731      1,538
Noninterest expense:
   Salaries and employee benefits        1,602      1,427      4,547      4,275
   Occupancy and equipment expense, net    475        332      1,311        941
   Credit card expense                     173        178        421        422
   Supplies expense                        124        111        326        264
   FDIC assessment expense                   5          1         26          2
   Other expenses                          618        591      1,800      1,594
      Total noninterest expense          2,997      2,640      8,431      7,498
Income before income tax expense         1,676      1,615      5,064      5,044
Income tax expense                         304        358      1,045      1,152

   Net income                         $  1,372      1,257      4,019      3,892
   Net income per share(as restated)      0.42       0.39       1.24       1.22
   Dividends declared per share       $   0.15          -       0.25       0.25
        (as restated)
   Average number of shares
        outstanding (as restated)    3,238,248  3,214,790  3,237,558  3,201,222

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1997 and 1996
In Thousands
(Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                              1997      1996
Cash flows from operating activities:
Net income                                                 $  4,019     3,892
Adjustments to reconcile net income to net
     cash provided by operating activities:
            Provision for loan losses                           400       345
            Depreciation and amortization of bank
              premises and equipment                            649       402
            ESOP compensation                                   302       604
            Amortization of premiums and accretion
              of discounts, net                                  42        64
            (Gain)Loss on sale of securities, net                20        (1)
            Net gain on sale of fixed assets and
              other real estate                                 (27)      (43)
            Net (increase) decrease in mortgage
                  loans held for sale                          (693)      397
            Increase in other assets                           (233)   (1,007)
            Decrease in other liabilities                      (851)     (823)
                  Net cash provided by operating activities   3,628     3,830
Cash flows from investing activities:
      Net increase in federal funds sold                     (4,000)   (2,370)
      Proceeds from sales of securities
            available-for-sale                                4,060     5,386
      Proceeds from calls and maturities of
            securities available-for-sale                     5,969     9,483
      Proceeds from calls and maturities of
            securities held-to-maturity                       2,239     2,362
      Purchase of securities available-for-sale             (17,461)  (19,070)
      Purchase of securities held-to-maturity                (1,989)   (5,308)
      Net increase in loans                                 (10,408)   (4,115)
      Proceeds from sale of other real estate owned             185       446
      Recoveries on loans previously charged off                131        84
      Bank premises and equipment expenditures               (2,789)   (3,873)
            Net cash (used in) investing activities         (24,063)  (16,975)
Cash flows from financing activities:
      Net increase in deposits                                7,895     4,690
      Net increase in federal funds
            purchased and securities sold under agreements
            to repurchase                                     1,546     1,219
      Net increase in other borrowed funds                   14,346    12,446
      Principal payments on ESOP debt                          (302)     (604)
      Dividends paid                                           (799)     (799)
      Dividends on unallocated ESOP shares                      (32)      (32)
      Principal payments on subordinated capital notes           --       (80)
            Net cash provided by financing activities        22,654    16,840
Net increase in cash and due from banks                       2,219     3,695
Cash and due from banks at beginning of period               10,277     8,818

Cash and due from banks at end of period                   $ 12,496    12,513

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1997 and 1996
In Thousands
(Unaudited)
                                                       1997       1996
Balance, beginning of period                       $  35,828     32,191
Net income for period                                  4,019      3,892
Cash dividends                                          (799)      (799)
ESOP shares allocated upon loan repayment                302        604
Change in net unrealized gains (losses) on securities
      available-for-sale, net of income taxes            161       (625)

Balance, end of period                             $  39,511     35,263

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 1997 and 1996
In Thousands, Except Share Data
(Unaudited)

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

          The Corporation had no trading securities at December 31, 1996, or September 30, 1997. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

          During the second quarter the Corporation declared a stock split effected in the form of a 100% stock dividend. The split occurred in June 1997. As a result, the total number of shares outstanding doubled. Par value per share did not change. Earnings per share, dividends per share and weighted average shares for periods prior to the split have been restated to reflect the change in shares outstanding as though the split had occurred at the beginning of 1996. In order to provide comparable earnings per share amounts, the reported per share earnings and dividends for periods prior to the formation of the holding company have also been restated.

     (I)  Trust Assets

          Assets held by the Bank's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)   Restrictions on Cash

     Federal reserve regulations require the Bank to maintain certain average balances as cash reserves. The reserve requirements approximated $4,025 and $3,328 at September 30, 1997 and December 31, 1996, respectively.

(3)  Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 1997 and December 31, 1996:

                                           Gross       Gross       Approx.
                               Amortized   Unrealized  Unrealized  Fair
      September 30, 1997       Costs       Gains       Losses      Values
      U.S. Treasury            $  8,121        34          --       8,155
      U.S. Government agencies
            and corporations     46,764       192        (167)     46,789

      States and political
            subdivisions          2,790        92          --       2,882
      Other securities            4,450        36          --       4,486

    Totals                     $ 62,125       354         (167)    62,312

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      December 31, 1996         Costs       Gains       Losses      Values
      U.S. Treasury             $  5,634        29         (16)      5,647
      U.S. Government agencies
            and corporations      38,165       130        (306)     37,989

      States and political
            subdivisions           3,981        79         (13)      4,047
      Other securities             7,164        63         (24)      7,203

      Totals                    $ 54,944       301        (359)     54,886

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      September 30, 1997                        Costs       Values
      Due in one year or less                   $  7,179     7,156
      Due after one year through five years       15,761    15,809
      Due after five years through ten years      34,424    34,594
      Due after ten years                          4,761     4,753

      Totals                                    $ 62,125    62,312

     Gross gains of $12 and $48 and gross losses of $33 and $47 were realized on sales and calls of securities available-for-sale through September 30, 1997, and September 30, 1996, respectively.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,369 at September 30, 1997 and $17,650 at December 31, 1996.

(4)   Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 1997 and December 31, 1996 are as follows:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
      September 30, 1997      Costs       Gains       Losses      Values
      States and political
            subdivisions      $ 42,495      893          (71)      43,317
      Other Securities             170        -            -          170
      Totals                  $ 42,665      893          (71)      43,487

                                               Gross       Gross       Approx.
                                  Amortized    Unrealized  Unrealized  Fair
      December 31, 1996           Costs        Gains       Losses      Values
      U.S. Government agencies
           and corporations       $    500          1           -         501
      States and political
           subdivisions             42,394        830        (288)     42,936

      Other securities                 195          -           -         195

      Totals                      $ 43,089        831        (288)     43,632

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      September 30, 1997                        Costs       Values
      Due in one year or less                   $  2,319     2,325
      Due after one year through five years       18,235    18,570
      Due after five years through ten years      21,462    21,937
      Due after ten years                            649       655
      Totals                                    $ 42,665    43,487

          Realized gains and losses on securities held-to-maturity were not material in 1997 and 1996.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,385 at September 30, 1997 and $14,690 at December 31, 1996.

(5)  Loans

     At September 30, 1997 and December 31, 1996, there were direct loans to executive officers and directors of $3,498 and $4,121, respectively. In addition, there were loans of $8,084 and $7,184 at September 30, 1997 and December 31, 1996, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At September 30, 1997 and December 31, 1996, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $28,581 and $29,200, respectively.

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

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                           Quarter Ended    Nine Months Ended
                                           September 30,      September 30,
                                            1997    1996     1997       1996
     Balance at beginning of period     $  4,363   4,128     4,179     3,988
     Provisions for loan losses              125     135       400       345
     Loan recoveries                          50      29       131        84
     Loan charge-offs                       (219)   (144)     (391)     (269)

     Balance at end of period           $  4,319   4,148     4,319     4,148

      Nonperforming assets consist of the following:

                                          September 30    December 31,
                                              1997            l996
      Nonaccrual loans                      $  1,044           573
      Other real estate owned                     --           185

      Total nonperforming assets            $  1,044           758

     The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                Nine Months Ended
                                                   September 30,
                                                 1997       1996
      Proforma interest - nonaccrual loans      $  79        100
      Recorded interest - nonaccrual loans         --         --

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 1997.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                          September 30,     December 31,
                                              1997              1996
      Land                                  $  2,102            1,174
      Buildings                                9,065            2,763
      Furniture and equipment                  6,153            4,936
      Leasehold improvements                     380              379
      Construction in progress                    --            5,736
                                              17,700           14,988
      Less accumulated depreciation
         and amortization                      5,277            4,705
       Totals                               $ 12,423           10,283

(8)   Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $22,634 and $12,779 on September 30, 1997 and December 31, 1996, respectively. The interest rates on the advances range from
     5.38 to 7.15 percent and have maturity dates through June 5, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

(11) Restrictions on Payment of Dividends

     Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. At September 30, 1997, retained net profits which were free of such restriction approximated $9,016.

(12) Supplemental Cash Flow Information

     The Corporation paid $12,066 and $11,100 for interest and it paid $931 and $1,013 for income taxes for the nine month periods ended September 30, 1997 and 1996, respectively.

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

     Except for home equity lines totaling $11,259 at September 30, 1997, and $12,732 at December 31, 1996, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                 September 30,    December 31,
                                                     1997            1996
                                                        Contract Amount
     Financial instruments whose contract amounts
     represent credit risk:
            Commitments to extend credit           $ 65,113          50,209
            Standby letters of credit and
              financial guarantees written            4,428           3,479

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

     Commitments to extend credit, standby letters of credit and financial guarantees written are not reflected in the financial statements except to the extent of fees collected, which are generally reflected in income. The fulfillment of these commitments would normally result in the recording of a loan at the time the funds are disbursed.

     The Corporation sells portions of mortgage and commercial loans to other investors in the normal course of business ("participations"). In certain cases the Corporation has agreed to repurchase the loan from the investor in the event the debtor defaults. The Corporation's total exposure at September 30, 1997 under such agreements approximates $4,087.

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

1997 Compared to 1996

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $12,164 for the nine months ended September 30, 1997, an increase of $815 from the same period in 1996. Net interest income before provision for loan losses was $4,233 for the quarter ended September 30, 1997, an increase of $346 from the same period in 1996. The increases in net interest income in both the third quarter and first nine months were primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $38,610 (10.86%) and $31,928 (9.12%), respectively, for the third quarter and first nine months of 1997 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $24,230 (9.40%) and $20,155 (7.90%), respectively, for the third quarter and first nine months of 1997. Growth in the loan portfolio was concentrated primarily in real estate loans reflecting increases of $14,429 and $14,423, respectively, for the third quarter and first nine months of 1997. Average securities increased $14,412 (15.66%) and $9,406 (10.27%), respectively, for the third quarter and first nine months of 1997. Securities were used as an alternative investment for funds in excess of loan demand.

Average interest-bearing liabilities increased $38,585 (12.64%) and $29,948 (9.93%), respectively, for the third quarter and first nine months of 1997 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $23,735 and $18,617, respectively for the third quarter and first nine months of 1997. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $4,613 and $3,922 for the third quarter and first nine months of 1997 and in time deposits with an increase of $12,962 and

$9,384, respectively, for the third quarter and first nine months of 1997. Successful deposit promotions and more aggressive bidding for deposits accounted for the increase. Average other borrowed funds increased $15,613 and $12,331, respectively, for the third quarter and first nine months of 1997. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield decreased to 4.66% from 4.77% for the third quarter and to 4.63% from 4.74% for the first nine months of 1997 from the comparable prior year periods. The yield on average earning assets increased 7 basis points, to 9.10% from 9.03% for the third quarter and decreased 5 basis points, to 8.95% from 9.00% for the first nine months of 1997 from the comparable prior year periods. The cost of interest-bearing liabilities increased 15 basis points, to 5.10% from 4.95% for the third quarter and 3 basis points to 4.98% from 4.95% for the first nine months of 1997. Overall, 80.9% and 94.6% of the net interest income increase, respectively, for the third quarter and first nine months of 1997 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the third quarter and first nine months of 1997 was due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $125 and $400, respectively, for the quarter and nine months ended September 30, 1997, and $135 and $345, respectively, for the quarter and nine months ended September 30, 1996. Net charge-offs amounted to $169 and $260, respectively, for the quarter and nine months ended September 30, 1997 and $115 and $185, respectively, for the quarter and nine months ended September 30, 1996. The allowance for loan losses was $4,319, 1.52% of outstanding loans, at September 30, 1997, and $4,179, 1.53% of outstanding loans, at December 31, 1996. With the increase in net charge-offs in the first nine months of 1997, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $565 and $1,731, respectively, for the quarter and nine months ended September 30, 1997, and $503 and $1,538, respectively, for the quarter and nine months ended September 30, 1996. The increase in noninterest income resulted primarily from an increase in fees on loans sold, trust fees, and ATM fees. These increases were partially offset by reductions in other areas, most notably in loan origination fees.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $2,997 and $8,431, respectively, for the quarter and nine months ended September 30, 1997, and $2,640 and $7,498, respectively, for the quarter and nine months ended September 30, 1996. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense and other expenses. Personnel costs increased primarily as the result of merit increases, and additional personnel to staff three new branches. The increases in occupancy and equipment expense and other expenses were directly related to the new branches and the new corporate office building which opened in February, 1997.

Income Taxes

Income tax expense as a percentage of pre-tax income was 18.1% and 20.6%, respectively, for the quarter and nine months ended September 30, 1997 and 22.2% and 22.8%, respectively, for the quarter and nine months ended September 30, 1996. Substantially all of the decline in the third quarter tax rate and approximately half of the decline for the nine-month period was due to anticipated income tax refunds related to amendments of prior years tax returns.

Balance Sheet

Total assets of the Corporation at September 30, 1997, were $421,610, compared to $395,324 at December 31, 1996. Total loans were $283,656 at September 30, 1997, an increase of $10,275 from December 31, 1996. Loan growth was concentrated in the real estate-commercial and construction portfolios and amounted to $7,647. All other loan portfolios experienced increases of varying amounts, except the real estate-mortgage portfolio which decreased $647. The increase in bank premises and equipment of $2,140 resulted primarily from the construction of the new corporate headquarters building. Federal Funds sold increased $4,000 reflecting additional borrowing from the Federal Home Loan Bank of Atlanta and a successful deposit promotion. Deposit growth provided for an increase in securities of $7,002.

Total deposits at September 30, 1997, were $343,298, an increase of $7,896 from December 31, 1996. Time deposits increased $6,206 and interest-bearing demand deposits increased $6,063 since year end. These increases were partially offset by a decrease of $4,334 in certificates of deposit of $100 and over since year end 1996. Depositors continue to shift funds among the various types of deposit instruments seeking the most advantageous return while maintaining an acceptable level of liquidity. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at September 30, 1997, were $28,750, an increase of $14,346 from December 31, 1996. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $39,511 at September 30, 1997, compared to $35,828 at December 31, 1996. This increase of $3,683 was the net result of earnings retention, an increase of $161 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $302 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

All financial institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve and the Office of Comptroller of the Currency (OCC) have established substantially similar risk-based and leveraged capital standards for financial institutions they regulate. Under the risk-based capital requirements of these regulatory agencies, the Corporation is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss reserve.

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

At September 30, 1997, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 1997, totaled $55 compared to $595 at December 31, 1996. In addition, nonaccrual loans and other real estate owned totaled $1,044 at September 30, 1997, compared to $758 at December 31, 1996. The New River Valley economy continues to improve, and such improvement has been reflected in a declining trend of nonperforming assets in recent years.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $10 million of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of September 30, 1997, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $34,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits 1997 dividends of the bank (unless prior regulatory approval is obtained) to $6,212 plus year-to-date 1997 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1997. During the first nine months of 1997 the bank paid $1,246 in dividends to the holding company.

Recent Developments

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which supersedes existing standards for calculating and disclosing earnings per share (EPS). The new standard requires the disclosure of Basic EPS and, where potential dilution exists, Diluted EPS. Basic EPS is calculated using only the actual weighted average number of common shares outstanding and the income available to common stockholders. Diluted EPS adjusts the income and number of shares to reflect the potential effects of stock options, warrants, convertible debt, and other potentially dilutive securities. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, once adopted, the Statement requires restatement of all prior-period EPS data presented. Based on the current capital structure of the Corporation, management does not expect SFAS No. 128 to materially impact earnings per share.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income." The Statement requires enterprises to display "comprehensive income" and its components in a financial statement that is displayed with the same prominence as other financial statements in a full set of financial statements. "Comprehensive income" reflects net income as reported under current accounting standards as well as certain items and events that are currently reflected only in stockholders' equity without impacting the Statement of Income. The new standard requires such information to be presented as an additional financial statement, but the primary financial statements as currently reported will not be affected. SFAS No. 130 is effective starting in the first quarter of 1998.

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

                              FNB Corporation


Date     November 6, 1997     By:   s/Samuel H. Tollison
                              Samuel H. Tollison
                              President & CEO



Date     November 6, 1997     By:   s/Perry D. Taylor
                              Perry D. Taylor
                              Chief Financial Officer

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

(10)        Material Contracts

(10)A Employment agreement dated September 11, 1997 between Samuel H. Tollison, First National Bank, and Registrant

(10)B Employment agreement dated September 11, 1997 between Julian D. Hardy, Jr., First National Bank, and Registrant

(10)C Change in control agreements with seven senior officers of First National Bank. All agreements have identical terms and, as such, only a sample copy of the agreements is filed. The officers covered by the agreements are as follows:

            (1)   Darlene S. Lancaster, Senior Vice President, Manager,
                  Mortgage Loan Department, dated August 25, 1997
            (2)   R. Bruce Munro, Senior Vice President, Chief Credit
                  Administration Officer, dated August 25, 1997
            (3) Woody B. Nester, Senior Vice President, Cashier, dated August 25, 1997
            (4) Fred L. Newhouse, Jr., Senior Vice President, Branch Administrator, dated August 25, 1997
            (5) Peter A. Seitz, Senior Vice President, General Counsel, Dated August 25, 1997
            (6) Perry D. Taylor, Senior Vice President, Chief Financial Officer, dated August 25, 1997
            (7) Litz H. Van Dyke, Senior Vice President, Manager, Commercial Banking Department, dated August 25, 1997

(27)     Financial Data Schedule