Form 10-K
period 1997-12-31
FNB CORP \VA\
filed 1998-03-27
CIK 1010961

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

For the fiscal year ended December 31, 1997
                                   or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number:             333-2524
                               FNB Corporation
            (Exact name of registrant as specified in its charter)

Virginia                                                        54-1791618
(State or other jurisdiction of incorporation or organization) (I.R.S Employer
                                                            Identification No.)

105 Arbor Drive, Christiansburg, Virginia            24068
(Address of principal executive offices)           (Zip Code)

                              (540) 382-4951
           (Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998, was $72,540,275.

      3,384,015 shares outstanding as of March 9, 1998

               DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 12, 1998, are incorporated into Part III hereof.

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

First National Bank, which was organized in 1905, does a general banking business, serving the commercial, agricultural, and personal banking needs of its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. The Bank engages in and offers a full range of banking services, including trust services; demand, savings, and time deposits used to fund the loan demand in our trade area; commercial, farm, consumer installment, mortgage, credit card, FHA and SBA guaranteed loans.

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

The local economy is tied primarily to the area's three largest employers - Virginia Polytechnic Institute and State University, with a student population in excess of 23,000; Radford University, with a student population in excess of 9,000; and the Radford Arsenal, a large munitions plant operated under contract to the U.S. Army by the Hercules Corporation. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The Bank's main office is located in Christiansburg, the County Seat, with offices strategically located to take advantage of its trade area's population mix. Of the Bank's ten full service offices, eight are located in Montgomery County, one in the City of Radford and one in the Town of Dublin. One paying and receiving office is located in Montgomery County.

Refer to the Corporation's 1997 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of selected consolidated financial information which is incorporated by reference into this Form 10-K.

Construction of a new corporate headquarters facility was completed during the first quarter of 1997.

Competition. The Corporation is the largest bank in the area, with approximately 65 percent of those deposits held by independent banks. It is estimated that the Corporation holds 37 percent of total deposits in its trade area including the offices of those state-wide and multi-state bank holding companies located in our trade area. Competition in the trade area consists of seven state-wide and multi-state bank holding companies, one independent bank, two offices of a regional bank, and five credit unions.

Loan Commitments.   The portfolio is not concentrated within any single industry or group of related industries, nor is there any material risk other than that which is expected in the normal course of business of a bank in this location. Corporation policy establishes lending limits for each officer. Loan requests for amounts exceeding loan officer lending authority are referred to the officer loan committee which can approve loans up to 80% of the bank's legal lending limit. Loan requests exceeding this limit are referred to the Executive Committee of the Board of Directors. The following table relates outstanding loans for the dates indicated (in thousands):

                                     December 31,
                               1997              1996
Commercial                 $  64,247            56,461
Consumer                      66,059            62,906
Real estate - commercial      56,404            52,232
Real estate - construction     8,657             4,926
Real estate - mortgage        95,703            96,856
     Total loans           $ 291,070           273,381

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

Unless noted otherwise, the Corporation does not require collateral or other security to support the following financial instruments with credit risk (in thousands):

                                                       December 31,
                                                  1997            1996
                                                    Contract Amounts
Financial instruments whose contract amounts
represent credit risk:
      Commitments to extend credit              $ 63,194          50,209
      Standby letters of credit and
        financial guarantees written               4,300           3,479

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

Employees. The Corporation had 204 full-time equivalent employees as of December 31, 1997, of which 63 were officers.

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

AVERAGE BALANCE SHEET
                                                        1997
                                                                 Average
                                          Average     Income/    Yield/
(thousands)                               Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $278,824      26,959      9.67%
Securities:
   Taxable                                 55,721       3,641      6.53
   Nontaxable (2)                          46,581       3,596      7.72
     Total securities                     102,302       7,237      7.07
Federal funds sold                          6,376         344      5.40
     Total interest-earning assets        387,502      34,540      8.91
Allowance for loan losses                  (4,316)
Cash and due from banks, noninterest-
   bearing                                 11,061
Bank premises and equipment, net           11,965
Other real estate owned                        77
Other assets                                4,719
     Total assets                        $411,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposit:
   Demand                                $ 47,394        1,367     2.88%
   Savings                                 49,091        1,456     2.97
   Time                                   174,225       10,071     5.78
   Certificates of deposit of
     $100,000 and over                     36,724        2,148     5.85
     Total interest-bearing deposits      307,434       15,042     4.89
Federal funds purchased and securities
   sold under agreements to repurchase      5,849          250     4.27
Other borrowed funds                       24,469        1,385     5.66
ESOP debt                                     942           88     9.34
Subordinated capital notes                      0            0     0.00
     Total interest-bearing liabilities   338,694       16,765     4.95
Demand deposits, noninterest-bearing       31,358
Other liabilities                           2,941
Stockholders' equity                       38,015
     Total liabilities and stockholders'
       equity                            $411,008

Interest income and rate earned                        $34,540      8.91%
Interest expense and rate paid                          16,765      4.95
Interest rate spread                                                3.96
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                           $17,775      4.59%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1997.

AVERAGE BALANCE SHEET
                                                        1996
                                                                 Average
                                          Average     Income/    Yield/
(thousands)                               Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)   $ 257,571      25,227      9.79%
Securities:
   Taxable                                 47,420       2,998      6.32
   Nontaxable (2)                          45,660       3,603      7.89
     Total securities                      93,080       6,601      7.09
Federal funds sold                          3,496         188      5.38
     Total interest-earning assets        354,147      32,016      9.04
Allowance for loan losses                  (4,116)
Cash and due from banks, noninterest-
   bearing                                  8,524
Bank premises and equipment, net            6,772
Other real estate owned                       277
Other assets                                4,363
     Total assets                       $ 369,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand                               $  44,127       1,280       2.90%
   Savings                                 47,253       1,395       2.95
   Time                                   164,236       9,497       5.78
   Certificates of deposit of
      $100,000 and over                    32,219       1,856       5.76
     Total interest-bearing deposits      287,835      14,028       4.87
Federal funds purchased and securities
   sold under agreements to repurchase      5,461         229       4.19
Other borrowed funds                        9,846         574       5.83
ESOP debt                                   1,469         118       8.03
Subordinated capital notes                    661          67      10.14
     Total interest-bearing liabilities   305,272      15,016       4.92
Demand deposits, noninterest-bearing       27,862
Other liabilities                           2,583
Stockholders' equity                       34,250
     Total liabilities and stockholders'
     equity                              $369,967

Interest income and rate earned                       $32,016        9.04%
Interest expense and rate paid                         15,016        4.92
Interest rate spread                                                 4.12
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                          $17,000        4.80%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1996.

AVERAGE BALANCE SHEET
                                                        1995
                                                                 Average
                                          Average     Income/    Yield/
(thousands)                               Balance     Expense    Rate
ASSETS
Loans (net of unearned income)(1)(2)    $ 234,904     23,237       9.89%
Securities:
   Taxable                                 50,178      3,109       6.20
   Nontaxable(2)                           37,294      2,974       7.97
     Total securities                      87,472      6,083       6.95
Federal funds sold                          3,594        186       5.18
     Total interest-earning assets        325,970     29,506       9.05
Allowance for loan losses                  (3,923)
Cash and due from banks, noninterest-
   bearing                                  7,748
Bank premises and equipment, net            4,350
Other real estate owned                       416
Other assets                                4,717
     Total assets                       $ 339,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand                               $  42,715       1,410       3.30%
   Savings                                 52,828       1,692       3.20
   Time                                   149,923       8,740       5.83
   Certificates of deposit of $100,000
     and over                              26,170       1,603       6.13
     Total interest-bearing deposits      271,636      13,445       4.95
Federal funds purchased and securities
  sold under agreements to repurchase       4,874         232       4.76
Other borrowed funds                        2,722         144       5.29
ESOP debt                                   2,273         173       7.61
Subordinated capital notes                    978          87       8.90
    Total interest-bearing liabilities    282,483      14,081       4.98
Demand deposits, noninterest-bearing       24,501
Other liabilities                           2,414
Stockholders' equity                       29,880
     Total liabilities and
     stockholders' equity                $339,278

Interest income and rate earned                       $29,506        9.05%
Interest expense and rate paid                         14,081        4.98
Interest rate spread                                                 4.07
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                          $15,425        4.73%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1995.

RATE/VOLUME VARIANCE
                             1997 Compared to 1996     1996 Compared to 1995
                                     Due to   Due to           Due to   Due to
(thousands)                 Change   Volume   Rate    Change   Volume   Rate
INTEREST INCOME
Loans                     $ 1,732    2,068     (336)   1,990    2,231    (241)
Securities:
  Taxable                     643      534      109     (111)    (173)     62
  Nontaxable                   (7)      72      (79)     629      664     (35)
Federal funds sold            156      155        1        2       (5)      7
      Total                 2,524    2,829     (305)   2,510    2,717    (207)

INTEREST EXPENSE
Demand                         87       94       (7)    (130)      44    (174)
Savings                        61       54        7     (297)    (172)   (125)
Time                          574      578       (4)     757      831     (74)
Certificates of deposit
   of $100,0000 and over      292      262       30      253      359    (106)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  21       16        5       (3)      26     (29)
Other borrowed funds          811      840      (29)     430      396      34
ESOP debt                     (30)     (47)      17      (55)     (63)      8
Subordinated capital notes    (67)     (33)     (34)     (20)     (30)     10
      Total                 1,749    1,764      (15)     935    1,391    (456)

Net interest income       $   775    1,065     (290)   1,575    1,326     249

Variances caused by changes in rate times the changes in volume are allocated equally.

SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                          December 31,
(thousands)                                      1997        1996        1995
U.S. Treasury                               $   8,162       5,647       9,639
U.S. Government agencies and corporations      47,020      37,989      25,874
States and political subdivisions               3,070       4,047       2,388
Other securities                                4,604       7,203       9,950
   Totals                                   $  62,856      54,886      47,851

SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                          December 31,
(thousands)                                      1997        1996        1995
U.S. Treasury                               $     --          --          --
U.S. Government agencies and corporations         --          500         500
States and political subdivisions              42,360      42,394      39,110
Other securities                                   60         195         501
   Totals                                   $  42,420      43,089      40,111

SECURITIES--MATURITY/YIELD SCHEDULE
                                        As of December 31, 1997
                                     Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                  $   1,001       1,001         5.49%
   1 through 5 years                  5,011       5,055         6.17
   6 through 10 years                 2,097       2,106         6.02
     Total                            8,109       8,162         6.04
U.S. Government
   agencies and corporations:
   Within 1 year                      7,048       7,012         5.26
   1 through 5 years                  7,033       7,032         6.34
   6 through 10 years                32,643      32,835         6.87
   Over 10 years                        140         141         6.57
     Total                           46,864      47,020         6.54
State and political
   subdivisions:
   Within 1 year                        200         201         6.88
   1 through 5 years                    500         504        10.52
   6 through 10 years                 2,049       2,150         7.85
   Over 10 years                        213         215         7.57
     Total                            2,962       3,070         8.22
Other securities:
   Within 1 year                        576         579         6.81
   1 through 5 years                    497         523        10.00
   6 through 10 years                   627         626         6.21
   Over 10 years                      2,876       2,876         7.00
     Total                            4,576       4,604         7.20

                                  $  62,511      62,856         6.61

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 1997
                                        Securities Held-To-Maturity
                                                  Approximate  Taxable
                                      Amortized   Fair         Equivalent
(thousands)                           Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                 $       0             0         0.00%
   1 through 5 years                     0             0         0.00
   6 through 10 years                    0             0         0.00
     Total                               0             0         0.00
U.S. Government
   agencies and corporations:
   Within 1 year                         0             0         0.00
   1 through 5 years                     0             0         0.00
   6 through 10 years                    0             0         0.00
   Over 10 years                         0             0         0.00
     Total                               0             0         0.00
State and political subdivisions:
   Within 1 year                     2,519         2,529         7.59
   1 through 5 years                19,528        19,973         7.64
   6 through 10 years               19,665        20,207         7.50
   Over 10 years                       648           661         7.74
     Total                          42,360        43,370         7.57
Other securities:
   Within 1 years                        0             0         0.00
   1 through 5 years                    60            60         9.79
   6 through 10 years                    0             0         0.00
   Over 10 years                         0             0         0.00
      Total                             60            60         9.79
                                 $  42,420        43,430         7.57

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

TYPES OF LOANS
                                                 December 31,
                                  1997              1996              1995
                                      % of              % of             % of
(thousands)                  Amount   Total    Amount   Total    Amount  Total
Commercial                $  64,247    22.0    56,461    20.7    52,374   20.7
Consumer                     66,059    22.7    62,906    23.0    61,888   24.5
Real estate - commercial     56,404    19.4    52,232    19.1    52,075   20.6
Real estate - construction    8,657     3.0     4,926     1.8     9,600    3.8
Real estate - mortgage       95,703    32.9    96,856    35.4    76,505   30.3
                          $ 291,070   100.0   273,381   100.0   252,442  100.0

TYPES OF LOANS
                                          December 31,
                                   1994              1993
                                       % of              % of
(thousands)                    Amount  Total     Amount  Total
Commercial                   $ 42,237   19.4     37,163   18.1
Consumer                       54,155   24.8     46,816   22.8
Real estate - commercial       49,858   22.9     47,940   23.4
Real estate - construction      7,936    3.6      5,107    2.5
Real estate - mortgage         63,831   29.3     68,142   33.2
                             $218,017  100.0    205,168  100.0

LOAN MATURITIES AND INTEREST SENSITIVITY
                                        As of December 31, 1997
                                           One
                                Within     Through     Over
(thousands)                     One Year   Five Years  Five Years  Total
 Commercial:
   Fixed interest rates      $   5,418      11,694       8,353     25,465
   Floating interest rates      38,455         327         ---     38,782
     Total                      43,873      12,021       8,353     64,247

Real estate-commercial:
   Fixed interest rates            650       3,832       8,110     12,592
   Floating interest rates      39,847       3,965         ---     43,812
     Total                      40,497       7,797       8,110     56,404
Real estate-construction:
   Fixed interest rates            166         572       5,126      5,864
   Floating interest rates       2,793         ---         ---      2,793
     Total                       2,959         572       5,126      8,657
                             $  87,329      20,390      21,589    129,308

NONPERFORMING ASSETS AND PAST DUE LOANS
                                                  December 31,
(thousands)                         1997     1996     1995      1994      1993
Nonaccrual loans                  $  893      573    1,769       857       736
Restructured loans                    --       --       --        --        --
Other real estate owned               98      185      387       444     2,364
 Total nonperforming assets          991      758    2,156     1,301     3,100

Accruing loans past due 90 days   $  196      595       43       365       534

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        1997    1996     1995      1994      1993
Pro forma interest-nonaccrual
 loans                            $  92      60      161        90        67

Recorded interest-nonaccrual
 loans                            $   3       3        1         1         3

Interest related to nonaccrual loans is recognized on the cash basis. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Pro forma interest represents the amount of interest that would have been recorded if the loans had been current in accordance with their original terms.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(thousands)                           1997     1996     1995     1994     1993
AVERAGE LOANS OUTSTANDING         $278,824  257,571  234,904  209,668  202,059

ALLOWANCE FOR LOAN LOSSES          $ 4,179    3,988    3,815    3,471    3,068
Balance, beginning of period           550      595      300      360    1,125
Provision for loan losses            4,729    4,583    4,115    3,831    4,193

Loans charged off:
   Commercial                           42      122       27       80      465
   Consumer                            402      402      326      317      286
   Real estate - commercial             25       21       12       55      227
   Real estate - construction           --       --       --       --       --
   Real estate - mortgage              159       15       --       64       --
     Total loans charged off           628      560      365      516      978
Recovery of loans previously
  charged off:
   Commercial                           17       29       36       80      110
   Consumer                            134      125      142      155      132
   Real estate - commercial             37        2       24      210        1
   Real estate - construction            2       --       --       --       --
   Real estate - mortgage               --       --       36       55       13
     Total recoveries                  190      156      238      500      256
Net loans charged off                  438      404      127       16      722
Balance, end of period             $ 4,291    4,179    3,988    3,815    3,471

Net charge-offs to average
  loans outstanding                   0.16%    0.16     0.05     0.01     0.36

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                     December 31,
(thousands)                          1997      1996     1995     1994     1993
Commercial                        $ 1,218       961      652      603      950
Consumer                              792       487      391      208      450
Real estate - commercial              649       738      412      242      313
Real estate - construction            161        28       69       11       50
Real estate - mortgage                688       743      612      248      250
Unassigned portion of allowance       783     1,222    1,852    2,503    1,458
                                  $ 4,291     4,179    3,988    3,815    3,471

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 1997 is adequate to cover potential loan losses inherent in the loan portfolio.

DEPOSIT MATURITIES
                                  As of December 31, 1997
                                     Mature Within
                                                 Over Six
                         Three     Over Three    Months
                         Months    Months        Through    Over
                         or        Through       Twelve     Twelve
(thousands)              Less      Six Months    Months     Months    Total
Certificates of
 deposit and other
 time deposits of
 $100M and over        $  4,883       5,479      19,500      13,562    43,424
All other deposits       77,855      49,448      59,476     122,342   309,121
   Total deposits      $ 82,738      54,927      78,976     135,904   352,545

INTEREST SENSITIVITY ANALYSIS
                                         As of December 31, 1997
                                        Mature or Reprice Within
                                        Over Three
                              Three     Months      Over One
                              Months    Through     Year To     Over
                              or        Twelve      Five        Five
(thousands)                   Less      Months      Years       Years     Total
INTEREST-EARNING ASSETS     $ 110,351   96,982      65,864     18,139    291,336
Loans
Securities:
 Available-for-sale,
   at fair value               19,701   17,297      18,250      7,608     62,856
 Held-to-maturity,
   at amortized cost            1,140    4,640      24,300     12,340     42,420
Other interest-earning
   assets                       3,759       --          --         --      3,759
     Total interest-
       earning assets       $ 134,951  118,919     108,414     38,087    400,371
INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $   5,475   25,014      12,935         --     43,424
Time                           26,537   83,294      64,238         50    174,119
All other deposits             53,030   20,012      26,681         --     99,723
Securities sold under
   agreements to
   repurchase                   5,460       --          --         --      5,460
Other borrowed funds           24,337       90         476       1,190    26,093
ESOP debt                         901       --          --          --       901
     Total interest-
     bearing
     liabilities            $ 115,740  128,410     104,330       1,240   349,720

Interest sensitivity
 gap per period             $  19,211   (9,491)      4,084      36,847    50,651
Cumulative interest
 sensitivity gap               19,211    9,720      13,804      50,651        --

Refer to the Bank's 1997 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.

Item 2.  Properties

The Corporation has ten full service offices and one paying and receiving office at the following locations:

                           Full Service

      1. Christiansburg Office, 50 North Franklin Street, Christiansburg, Virginia, containing 9,000 square feet;
      2. Blacksburg Office, 601 North Main Street, Blacksburg, Virginia, containing 8,750 square feet;
      3. Riner Office, Route 8, Riner, Virginia, containing 1,600 square feet;
      4. Hills Office, l340 Roanoke Street, Christiansburg, Virginia, containing 1,200 square feet;
      5. Radford Office, 50 First Street, Radford, Virginia, containing 8,000 square feet;
      6. New River Valley Mall Office, 646 New River Road, Christiansburg, Virginia, containing 917 square feet.
      7. Corporate Research Center Office, 1872 Pratt Drive, Suite 1125, Blacksburg, Virginia, containing 360 square feet.
      8. Shawsville Office, 250 Alleghany Spring Road, Shawsville, Virginia, containing 2,712 square feet.
      9. Dublin Office, 2 Town Center Drive, Dublin, Virginia, containing 2,640 square feet.
     10. FNB Center, 105 Arbor Drive, Christiansburg, Virginia, containing 72,816 square feet.

                           Paying and Receiving

     11. Foothills Office, 1580 North Franklin Street, Christiansburg, Virginia, containing 652 square feet.

All of such space is used by the Corporation in its operations. The Corporation owns properties 1, 2, 3, 5, 8, 9 and 10 and leases properties 4, 6, 7 and 11 from independent parties on terms which management believes are satisfactory.

Other Real Estate.

Other Real Estate is composed of one residential property. There were no covered transactions.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has only one (1) class of Common Stock with a Par Value of $5 per share. There were approximately 1,028 stockholders of record as of December 31, 1997, holding 3,323,800 shares of the authorized 5,000,000 shares. The Corporation's stock is listed on the over-the-counter bulletin board. Trading activity has been light. The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 1997 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. The Corporation has consistently paid a semi-annual dividend on its common stock. Beginning in the second quarter of 1997, the dividend payment was changed to a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on the retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See
Note 13 of the notes to consolidated financial statements in the Corporation's 1997 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is located in the Corporation's 1997 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is located in the section of the Corporation's 1997 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 1997 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 1997 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

     Independent Auditors' Report
     Consolidated Balance Sheets - December 31, 1997 and 1996
     Consolidated Statements of Income - Years ended December 31, 1997, 1996, and 1995
     Consolidated Statements of Cash Flows - Years ended December 31, 1997,
           1996, and 1995
     Consolidated Statements of Changes in Stockholders' Equity - Years ended
          December 31, 1997, 1996, and 1995
     Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Election of Directors."

Information on executive officers is incorporated by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Executive Officers of the Corporation."

Election of Directors. A total of 1,463,123 shares of a possible 1,661,900 shares or 88.0 percent of eligible shares were voted at the May 13, 1997, stockholders meeting. No class of voting stock withheld or cast against any nominee for Director in aggregate five percent or more of total shares cast by such class.

Item 11. Executive Compensation Information on executive compensation is incorporated by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Executive Compensation."

Employee Stock Ownership Plan. The Corporation instituted a qualified employee stock ownership plan in 1983 which covers substantially all employees. The Corporation makes periodic contributions to the plan that are used to purchase the Corporation's common stock from available sources. The shares are then allocated among plan participants based upon compensation and years of service. Stock allocated to a particular participant (or its value) is generally distributed upon retirement, death, disability, or (under certain circumstances) attaining a specified age. The plan is administered by a committee appointed by the Corporation's Board of Directors. Information on the Corporation's leveraged ESOP is included in Note 11 of notes to consolidated financial statements, and is incorporated by reference from the Corporation's 1997 Annual Report to Stockholders which is included as Exhibit 13 to this Form 10-K.

Information on compensation of directors compensation committee and executive compensation matters is incorporated by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference from the Corporation's Proxy Statement under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 5, 1998.

Executive Officers. The persons currently serving as executive officers of the Corporation, their security ownership, and their length of service with the Corporation and it's predecessor (the Bank), are as follows:
                                                             Percent of
                 Title and Length     Number Shares Owned    Outstanding
Name (Age)       of Service           as of 3/5/98(A)(B)     Shares

Samuel H.        President & Chief          137,873              4.15
Tollison (65)    Executive Officer
                 since January, 1971

Julian D.        Executive Vice              36,815              1.11
Hardy, Jr. (48)  President since
                 November 19, 1984

Perry D.         Chief Financial Officer     26,586                *
Taylor (51)      since January 1, 1989

* Less than one percent.

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)     Includes estimated 1997 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Election of Directors."

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

Information on transactions with management is incorporated herein by reference from the Corporation's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Transactions with Management."

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

a(3).  Exhibits.
       See index to Exhibits

b.     Reports on Form 8-K.
       The Corporation did not file any reports on Form 8-K during the fourth quarter of 1997.

c.     Exhibits.
       Included in item 14a(3) above

d.     Financial Statement Schedules.
       Included in item 14a(2) above

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FNB Corporation



                               By: s/Samuel H. Tollison
                               Samuel H. Tollison
                               President & Chief Executive Officer


                               By: s/Perry D. Taylor
                               Perry D. Taylor
                               Chief Financial Officer

                               Date: March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      Signature                                     Date


    s/Kendall O. Clay                           March 25, 1998
      Kendall O. Clay


    s/Daniel D. Hamrick                         March 25, 1998
      Daniel D. Hamrick


    s/Julian D. Hardy, Jr.                      March 25, 1998
      Julian D. Hardy, Jr.


    s/Joan H. Munford                           March 25, 1998
      Joan H. Munford


    s/Samuel H. Tollison                        March 25, 1998
      Samuel H. Tollison


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 1997 Annual Report to Stockholders included within this document as an Exhibit:

     Independent Auditors' Report

     Consolidated Balance Sheets --
          December 31, 1997 and 1996

     Consolidated Statements of Income -- Years
          Ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows --
          Years Ended December 31, 1997, 1996,
          and 1995

     Consolidated Statements of Changes in
          Stockholders' Equity -- Years Ended
          December 31, 1997, 1996, and 1995

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

(3.1)       Articles of Incorporation

            Registrant's Articles of Incorporation, filed with the Commission as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3.2)       Registrant's Bylaws

(10)        Material Contracts

(10)A The construction contract dated October 2, 1995, with J. M. Turner & Co., Inc. filed as Exhibit 10.9 to the Registration Statement on Form S-4 filed by FNB Corporation with the Securities and Exchange Commission May 3, 1996 (Registration number 333-2524) is incorporated herein by reference.

(10)B Employment agreement dated September 11, 1997 between Samuel H. Tollison, First National Bank, and Registrant, filed with the Commission as Exhibit (10)A on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10)C Employment agreement dated September 11, 1997 between Julian D. Hardy, Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10)B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10)D Change in control agreements with seven senior officers of First National Bank. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

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

(13)        1997 Annual Report to Stockholders

(21)        Subsidiaries of the Registrant

(27)        Financial Data Schedule