Form 10-Q
period 1998-03-31
FNB CORP \VA\
filed 1998-05-12
CIK 1010961

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:        333-2524
FNB Corporation
(Exact name of registrant as specified in its charter)

 Virginia                                               54-1791618
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                       Identification No.)


   105 Arbor Drive, Christiansburg, Virginia                24068
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


3,384,015 shares outstanding as of March 31, 1998

FNB CORPORATION AND SUBSIDIARIES


TABLE OF CONTENTS

                                                                    Page No.

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations

PART II.    OTHER INFORMATION


      Item 2.     Changes in Securities and Use of Proceeds

      Item 6.     Exhibits and Reports on Form 8-K

                  Signatures

                  Index to Exhibits

FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited);

2. Unaudited Consolidated Statements of Income for the three-month periods ended March 31, 1998 and 1997;

3. Unaudited Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 1998 and 1997;

4. Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 1998 and 1997.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 1998
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                       $    14,546
Federal funds sold                                                  8,820
Securities available-for-sale, at fair value                       54,272
Securities held-to-maturity, at amortized cost
      (market value $42,924)                                       41,815
Mortgage loans held for sale                                        3,184
Loans:
      Commercial                                                   66,830
      Consumer                                                     65,221
      Real estate - commercial                                     61,221
      Real estate - construction                                   12,843
      Real estate - mortgage                                       93,700
            Total loans                                           299,815
      Less unearned income                                              7
            Loans, net of unearned income                         299,808
      Less allowance for loan losses                                4,399
            Loans, net                                            295,409
Bank premises and equipment, net                                   12,668
Other real estate owned                                                88
Other assets                                                        4,654
            Total assets                                      $   435,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          34,325
      Interest-bearing demand deposits                             56,625
      Savings deposits                                             47,894
      Time deposits                                               175,497
      Certificates of deposit of $100,000 and over                 46,425
            Total deposits                                        360,766
Federal funds purchased and securities sold under
      agreements to repurchase                                      5,200
Other borrowed funds                                               22,478
Other liabilities                                                   3,647
ESOP debt                                                           1,975
    Total liabilities                                             394,066
Stockholders' equity:
    Common stock, $5.00 par value, Authorized 5,000,000
      shares; issued and outstanding 3,384,015 shares              16,920
      Surplus                                                      11,881
      Unearned ESOP shares (116,638 shares)                        (2,306)
      Retained earnings                                            14,651
      Accumulated other comprehensive income                          244
            Total stockholders' equity                             41,390
            Total liabilities and stockholders' equity        $   435,456

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 1997
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                       $    14,406
Federal funds sold                                                  3,500
Securities available-for-sale, at fair value                       62,856
Securities held-to-maturity, at amortized cost
      (market value $43,430)                                       42,420
Mortgage loans held for sale                                        1,159
Loans:
      Commercial                                                   64,247
      Consumer                                                     66,059
      Real estate - commercial                                     56,404
      Real estate - construction                                    8,657
      Real estate - mortgage                                       95,703
        Total loans                                               291,070
      Less unearned income                                             12
            Loans, net of unearned income                         291,058
      Less allowance for loan losses                                4,291
         Loans, net                                               286,767
Bank premises and equipment, net                                   12,518
Other real estate owned                                                98
Other assets                                                        4,450
            Total assets                                      $   428,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          35,279
      Interest-bearing demand deposits                             52,055
      Savings deposits                                             47,668
      Time deposits                                               174,119
      Certificates of deposit of $100,000 and over                 43,424
            Total deposits                                        352,545
Securities sold under agreements to repurchase                      5,460
Other borrowed funds                                               26,093
Other liabilities                                                   2,962
ESOP debt                                                             901
      Total liabilities                                           387,961
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 5,000,000
       shares; issued and outstanding 3,323,800 shares             16,619
      Surplus                                                      10,782
      Unearned ESOP shares (77,811 shares)                         (1,208)
      Retained earnings                                            13,793
      Accumulated other comprehensive income                          227
           Total stockholders' equity                              40,213
           Total liabilities and stockholders' equity         $   428,174

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 1998 and 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
                                                 1998       1997
Interest income:
   Interest and fees on loans                $  6,962      6,330
   Interest on securities:
      Taxable                                     895        829
      Nontaxable                                  571        590
   Interest on federal funds sold                 155         26
      Total interest income                     8,583      7,775
Interest expense:
   Interest on interest-bearing
      demand deposits                             368        316
   Interest on savings deposits                   341        376
   Interest on time deposits                    2,498      2,417
   Interest on certificates of
      deposit of $100,000 and over                736        504
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase                     52         59
   Interest on other borrowed funds               327        196
   Interest on ESOP debt                           36         22
      Total interest expense                    4,358      3,890
      Net interest income                       4,225      3,885
Provision for loan losses                         110        175
   Net interest income after
      provision for loan losses                 4,115      3,710
Noninterest income:
   Service charges on deposit accounts            265        240
   Loan origination fees                           70         36
   Other service charges and fees                 125        103
   Other income                                   184        255
   Securities gains (losses), net                  25        (21)
      Total noninterest income                    669        613
Noninterest expense:
   Salaries and employee benefits               1,642      1,548
   Occupancy and equipment expense, net           509        385
   Credit card expense                            115        129
   Supplies expense                               124         86
   FDIC assessment expense                         11         10
   Other expenses                                 570        554
      Total noninterest expense                 2,971      2,712
Income before income tax expense                1,813      1,611
Income tax expense                                404        351

   Net income                                $  1,409      1,260
   Net income per share (as restated)        $   0.43       0.39
   Dividends declared per share
      (as restated)                          $   0.17         --
   Average number of shares
        outstanding (as restated)           3,265,307  3,236,178

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 1998 and 1997
In Thousands
(unaudited)

                                                    1998        1997
Net Income                                      $   1,409       1,260
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
          arising during period on securities          51        (604)
      Less: reclassification adjustment
          for (gains) losses included in
          net income                                  (25)         21

Other comprehensive income (loss) before tax           26        (583)

Income tax effect of items of other
      comprehensive income                             (9)        198

Other comprehensive income (loss), net of tax          17        (385)

Comprehensive Income                            $   1,426         875

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 1998 and 1997
In Thousands
(Unadited)                                                 Three Months Ended
                                                                March 31,
                                                             1998      1997
Cash flows from operating activities:
Net income                                                $  1,409     1,260
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Provision for loan losses                           110       175
           Depreciation and amortization of bank
              premises and equipment                           268       184
           ESOP compensation                                   302       302
           Amortization of premiums and accretion
                  of discounts, net                             36         8
           (Gain) Loss on sale of securities, net              (25)       21
           Net loss on sale of fixed assets and
                  other real estate                              4         1
           Net (increase) decrease in mortgage
                  loans held for sale                       (2,025)      241
           Increase in other assets                           (204)     (238)
           Increase (decrease) in other liabilities            685      (647)
                  Net cash provided by operating activities    560     1,307
Cash flows from investing activities:
      Net (increase) decrease in federal funds sold         (5,320)    2,500
      Proceeds from sales of securities
             available-for-sale                                 --     3,559
      Proceeds from calls and maturities of
             securities available-for-sale                  13,417     3,659
      Proceeds from calls and maturities of
             securities held-to-maturity                       790       555
      Purchase of securities available-for-sale             (4,815)   (6,489)
      Purchase of securities held-to-maturity                   --    (1,224)
      Net (increase) decrease in loans                      (9,025)    3,618
      Proceeds from sale of other real estate owned             10        33
      Recoveries on loans previously charged off                72        53
      Bank premises and equipment expenditures                (418)   (1,555)
             Net cash provided by (used in) investing
              activities                                    (5,289)    4,709
Cash flows from financing activities:
      Net increase (decrease) in deposits                    8,221    (7,875)
      Net increase (decrease) in federal funds
            purchased and securities sold under agreements
            to repurchase                                     (260)    2,431
      Net increase (decrease) in other borrowed funds       (3,615)    1,173
      Principal payments on ESOP debt                         (302)     (302)
      Dividends paid                                          (551)       --
      Dividends on unallocated ESOP shares                     (24)       --
      Proceeds from sale of shares to ESOP                   1,400        --
            Net cash provided by (used in) financing
               activities                                    4,869    (4,573)
Net increase in cash and due from banks                        140     1,443
Cash and due from banks at beginning of period              14,406    10,277

Cash and due from banks at end of period                  $ 14,546    11,720

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 1998 and 1997
In Thousands
(Unaudited)

                                                       1998       1997
Balance, beginning of period                      $   40,213     35,828
Net income for period                                  1,409      1,260
Cash dividends                                          (551)        --
ESOP shares allocated upon loan repayment                302        302
Change in accumulated other comprehensive income          17       (384)

Balance, end of period                            $   41,390     37,006

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 1998 and 1997
In Thousands, Except Share Data
(Unaudited)


(1)     Summary of Significant Accounting Policies

The accompanying financial statements of FNB Corporation and subsidiaries are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein.

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

Management believes that the allowance for loan losses and the valuation of other real estate owned are adequate. While management uses available information to recognize loan losses and write-downs of other real estate owned, future additions to the allowance and write-downs to other real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and valuation of other real estate owned. Such agencies may require the Corporation to recognize additions to the allowance for loan losses and additional write-downs of other real estate owned based on their judgments of information available to them at the time of their examination.

The following is a description of the more significant accounting and reporting policies which conform to general practice within the banking industry.

      (a)  Consolidation

           The consolidated financial statements include the accounts of FNB Corporation (the "Registrant" or the "holding company") and its wholly-owned subsidiaries (collectively, the "Corporation"). The primary subsidiary is First National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

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

          The Corporation had no trading securities at December 31, 1997, or March 31, 1998. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

          During the second quarter of 1997 the Corporation declared a stock split effected in the form of a 100% stock dividend. The split occurred in June 1997. As a result, the total number of shares outstanding doubled. Par value per share did not change.
          Earnings per share, dividends per share and weighted average shares for periods prior to the split have been restated to reflect the change in shares outstanding as though the split had occurred at the beginning of the earliest period presented.

     (I)  Trust Assets

          Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)     Restrictions on Cash

Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $4,527 and $4,285 at March 31, 1998 and December 31, 1997, respectively.

(3)     Securities Available-for-Sale


The following sets forth the composition of securities available-for-sale, which are reported at fair value, at March 31, 1998 and December 31, 1997:

<CAPTION

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
March 31, 1998                Costs       Gains       Losses      Values
U.S. Treasury               $  7,097          67          --       7,164
U.S. Government agencies
      and corporations        39,073         251         (92)     39,232

States and political
      subdivisions             3,652         117          (1)      3,768
Other securities               4,081          27          --       4,108

Totals                      $ 53,903         462         (93)     54,272

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
December 31, 1997             Costs       Gains       Losses      Values
U.S. Treasury               $  8,109          53          --       8,162
U.S. Government agencies
      and corporations        46,864         272        (116)     47,020

States and political
      subdivisions             2,962         108          --       3,070
Other securities               4,576          28          --       4,604
Totals                      $ 62,511         461        (116)     62,856

The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
March 31, 1998                                  Costs       Values
Due in one year or less                        $  6,526      6,508
Due after one year through five years            12,237     12,360
Due after five years through ten years           31,685     31,945
Due after ten years                               3,455      3,459

Totals                                         $ 53,903     54,272

Gross gains of $29 and $12 and gross losses of $5 and $33 were realized on sales and calls of securities available-for-sale through March 31, 1998, and 1997, respectively.

The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $14,871 at March 31, 1998 and $16,371 at December 31, 1997.

(4)     Securities Held-To-Maturity

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at March 31, 1998 and December 31, 1997 are as follows:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
March 31, 1998                Costs       Gains       Losses      Values
States and political
      subdivisions           $ 41,815       1,118        (9)      42,924

Totals                       $ 41,815       1,118        (9)      42,924

                                        Gross       Gross       Approx.
                            Amortized   Unrealized  Unrealized  Fair
December 31, 1997           Costs       Gains       Losses      Values
States and political
      subdivisions          $ 42,360      1,029        (19)      43,370
Other securities                  60         --         --           60

Totals                      $ 42,420      1,029        (19)      43,430

The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
March 31, 1998                                  Costs       Values
Due in one year or less                        $  2,508      2,517
Due after one year through five years            20,205     20,722
Due after five years through ten years           18,822     19,404
Due after ten years                                 280        281
   Totals                                      $ 41,815     42,924

Realized gains and losses on securities held-to-maturity were not material in 1998 and 1997.

The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,377 at March 31, 1998 and $16,381 at December 31, 1997.

(5)     Loans

At March 31, 1998 and December 31, 1997, there were direct loans to executive officers and directors of $3,787 and $5,595, respectively. In addition, there were loans of $7,539 and $5,957 at March 31, 1998 and December 31, 1997, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

At March 31, 1998 and December 31, 1997, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $28,653 and $30,000, respectively.

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Three Months Ended
                                               March 31,
                                           1998      1997
Balance at beginning of period         $  4,291     4,179
Provisions for loan losses                  110       175
Loan recoveries                              72        54
Loan charge-offs                            (74)      (99)

Balance at end of period               $  4,399     4,309

      Nonperforming assets consist of the following:

                                          March 31        December 31,
                                            1998             l997
Nonaccrual loans                         $   795              893
Other real estate owned                       88               98

   Total nonperforming assets            $   883              991

The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                Three Months Ended
                                                     March 31,
                                                 1998       1997
Proforma interest - nonaccrual loans             $ 20         24
Recorded interest - nonaccrual loans               --         --

There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 1998.

(7)     Bank Premises and Equipment, Net

Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:


                                           March 31        December 31,
                                             1998             1997
Land                                      $  1,515            1,359
Buildings                                    9,848            9,820
Furniture and equipment                      6,679            6,461
Leasehold improvements                         384              383
                                            18,426           18,023
Less accumulated depreciation
         and amortization                    5,758            5,505
Totals                                    $ 12,668           12,518

(8)     Other Borrowed Funds

Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $21,549 and $22,600 on March 31, 1998 and December 31, 1997, respectively. The interest rates on the advances range from 5.38 to 6.65 percent and have maturity dates through June 5, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)     Employee Benefit Plans

The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. In February 1998, the Corporation sold 60,215 shares to the ESOP for $23.25 per share. The ESOP borrowed $1,400 from another financial
institution to finance the purchase.   The ESOP's obligation to repay
these borrowings is guaranteed by the Corporation; therefore, the unpaid balance of the borrowings has been reflected in the accompanying balance sheet as a liability and the amount representing unearned employee benefits has been recorded as a reduction in stockholders' equity.
These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participants' contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $27 for the three-month period ended March 31, 1998.

(10)     Income Taxes

The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.

(11)     Restrictions on Payment of Dividends

Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Corporation's Bank subsidiary in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1998 dividends of the bank (unless prior regulatory approval is obtained) to $7,096 plus year-to-date 1998 net profits as of the declaration date.

(12)     Supplemental Cash Flow Information

The Corporation paid $4,355 and $3,674 for interest and it paid $325 and $6 for income taxes for the three-month periods ended March 31, 1998 and 1997, respectively.

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

Except for home equity lines totaling $19,052 at March 31, 1998, and $14,526 at December 31, 1997, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                  March 31,      December 31,
                                                    1998            1997
                                                      Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit          $ 69,179           63,194
            Standby letters of credit and
              financial guarantees written           4,118            4,300

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

(15)     Concentrations of Credit Risk

The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $47 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

(16)     Recent Accounting Developments

During the first quarter of 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Statement requires enterprises to display "comprehensive income" and its components in a financial statement that is displayed with the same prominence as other financial statements in a full set of financial statements. "Comprehensive income" is comprised of net income as reported in the Statement of Income as well as "other comprehensive income," which is comprised of certain items and events that have been reflected only in stockholders' equity without impacting the Statement of Income. Currently the only such item included in FNB Corporation's financial statements that is required to be reflected in other comprehensive income is the unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarters ended March 31, 1998 and March 31, 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in Stockholders' Equity as of and for the quarters ended March 31, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

The changes in the accumulated balances of other comprehensive income for the quarters ended March 31, 1998 and 1997 are as follows:

                                                    Quarter Ended March 31,
                                                      1998         1997
Beginning balance of unrealized gains (losses)
   on available-for-sale securities, net of tax     $  227         (38)

Change during the quarter                               17        (385)

Ending balance of unrealized gains (losses)
   on available-for-sale securities, net of tax     $  244        (423)

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which supersedes existing standards for calculating and disclosing earnings per share (EPS). The new standard requires the disclosure of Basic EPS and, where potential dilution exists, Diluted EPS. Basic EPS is calculated using only the actual weighted average number of common shares outstanding and the income available to common stockholders. Diluted EPS adjusts the income and number of shares to reflect the potential effects of stock options, warrants, convertible debt, and other potentially dilutive securities. The Statement was adopted in the fourth quarter of 1997. It did not have an impact on earnings per share for any periods presented. Based on the current capital structure, management does not expect SFAS No. 128 to materially impact earnings per share in the future because there are currently no potentially dilutive securities.

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

1998 Compared to 1997

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $4,225 for the three months ended March 31, 1998, an increase of $340 from the same period in 1997. The increase in net interest income in the first three months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $36,798 (9.93%) for the first three months of 1998 over the respective prior year period. The largest component of the increase in earning assets was average loans, reflecting an increase of $23,990 (8.87%) for the first three months of 1998. Growth in the loan portfolio was concentrated primarily in real estate loans and commercial loans reflecting increases of $10,874 and $8,821, respectively, for the first three months of 1998. Average securities increased $3,656 (3.73%) and average Federal Funds sold increased $9,152 (437.06%), for the first three months of 1998. Securities and Federal Funds sold were used as alternative investments for funds in excess of loan demand.

Average interest-bearing liabilities increased $29,266 (9.13%) for the first three months of 1998 over the respective prior year period. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $20,461 for the first three months of 1998. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $15,453, in time deposits with an increase of $6,679 and in demand deposits with an increase of $3,062 for the first three months of 1998. Successful deposit promotions and more aggressive bidding for deposits accounted for the increase. Average other borrowed funds increased $8,959 for the first three months of 1998. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield decreased to 4.48% for the first three months of 1998 from 4.58% for the comparable prior year period. The yield on average earning assets decreased 2 basis points, to 8.76% from 8.78% for the first three months of 1998 from the comparable prior year period. The cost of interest-bearing liabilities increased 13 basis points, to 4.99% from 4.86% for the first three months of 1998. Overall, 92.7% of the net interest income increase, for the first three months of 1998 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portion of the change in net interest income for the first three months of 1998 was due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $110 and $175, respectively, for the first three months ended March 31, 1998, and 1997. Net charge-offs amounted to $2 and $46, respectively, for the first three months ended March 31, 1998 and 1997. The allowance for loan losses was $4,399, 1.47% of outstanding loans, at March 31, 1998, and $4,291, 1.47% of outstanding loans, at December 31, 1997. The decrease in net charge-offs in the first three months of 1998, was due to an increase in recoveries of loans previously charged off. Although the provision for loan losses decreased, the allowance for loan losses increased because the 1998 provision exceeded net charge offs. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $669 and $613, respectively, for the first three months ended March 31, 1998, and 1997. The increase in noninterest income resulted primarily from an increase in loan origination fees, net gains on the sale of securities, trust fees, and automated teller machine usage fees. These increases were partially offset by reductions in other areas, most notably in fees on loans sold.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $2,971 and $2,712, respectively, for the three months ended March 31, 1998 and 1997. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs and occupancy and equipment expense. Personnel costs increased primarily as the result of merit increases, contributions to a new 401-K plan and additional personnel. The increases in occupancy and equipment expense resulted from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the new corporate office facility.

Income Taxes

Income tax expense as a percentage of pre-tax income was 22.3% and 21.8%, respectively, for the three months ended March 31, 1998 and 1997.
The increase in the rate was due to a small decrease in nontaxable investment securities.

Balance Sheet

Total assets of the Corporation at March 31, 1998, were $435,456, compared to $428,174 at December 31, 1997. Total loans were $299,815 at March 31, 1998, an increase of $8,745 from December 31, 1997. Loan growth was concentrated in the commercial, real estate-commercial and construction portfolios and amounted to $11,586. The consumer and real estate-mortgage portfolios experienced decreases amounting to $2,841. The decline in the real estate-mortgage portfolio resulted from an increase in the refinancing of home mortgage loans and their subsequent sale on the secondary market. The increase in bank premises and equipment of $150 resulted primarily from an increase in new equipment. Federal Funds sold increased $5,320 and was funded primarily by sales and maturities of securities which decreased $9,189.

Total deposits at March 31, 1998, were $360,766, an increase of $8,221 from December 31, 1997. Time deposits increased $1,378, interest-bearing demand deposits increased $4,570, and certificates of deposit of $100 and over increased $3,001 since year end. These increases were partially offset by a decrease of $954 in noninterest-bearing demand deposits since year end 1997. Depositors continue to shift funds among the various types of deposit instruments seeking the most advantageous return while maintaining an acceptable level of liquidity. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at March 31, 1998, were $22,478, a decrease of $3,615 from December 31, 1997. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

The Employee Stock Ownership Plan (ESOP) Debt at March 31, 1998 was $1,975, an increase of $1,074 from December 31, 1997. The increase was the net result of the issuance of $1,400 in new ESOP debt and a first quarter principal curtailment. The new debt financed the purchase by the ESOP of $1,400 of newly issued stock of the Corporation.

Stockholders' Equity

Stockholders' equity was $41,390 at March 31, 1998, compared to $40,213 at December 31, 1997. This increase of $1,177 was the net result of earnings retention, an increase of $17 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $302 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At March 31, 1998, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 1998, totaled $211 compared to $196 at December 31, 1997. In addition, nonaccrual loans and other real estate owned totaled $883 at March 31, 1998, compared to $991 at December 31, 1997. The New River Valley economy continues to improve, and such improvement has been reflected in a declining trend of nonperforming assets in recent years.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $10,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of March 31, 1998, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $35,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1998 dividends of the bank (unless prior regulatory approval is obtained) to $7,096 plus year-to-date 1998 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1998. During the first three months of 1998 the bank paid $665 in dividends to the holding company.

Recent Developments

During the first quarter of 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Statement requires enterprises to display "comprehensive income" and its components in a financial statement that is displayed with the same prominence as other financial statements in a full set of financial statements. "Comprehensive income" is comprised of net income as reported in the Statement of Income as well as "other comprehensive income," which is comprised of certain items and events that have been reflected only in stockholders' equity without impacting the Statement of Income. Currently the only such item included in FNB Corporation's financial statements that is required to be reflected in other comprehensive income is the unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarters ended March 31, 1998 and March 31, 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in Stockholders' Equity as of and for the quarters ended March 31, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

Other Matters

The "Year 2000 Issue" results from the inability of most computers to process year-date data accurately beyond the year 1999 unless programmed to do so.
The Corporation has undertaken substantial measures to identify hardware and software in its own systems that are not year-2000 compliant, and some replacements have been effected. Some systems, however, are still not year-2000 compliant, and management intends and expects to continue its efforts to achieve full year-2000 compliance in all of its significant systems to avoid any systems failures or malfunctions. Because a large portion of the Corporation's software and hardware has been purchased relatively recently, and because the software for most of the Corporation's major systems is maintained and updated periodically by outside vendors, management does not anticipate the year-2000 compliance process to require expenditures that would be material to the financial statements. These costs are being expensed as incurred in accordance with generally accepted accounting principles.

Part II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

In February 1998, the Registrant sold 60,215 shares of $5 par value common stock to the FNB Corporation Employee Stock Ownership Plan (ESOP). The total proceeds from the sale were $1,400,000, or $23.25 per share. The ESOP financed the acquisition of the stock by borrowing the full amount of the purchase price from an independent financial institution. The ESOP's obligation to repay the new borrowing is secured by the stock purchased and guaranteed by the Registrant. This sale of stock was not registered under the Securities Act of 1933 (the "Act") because it was exempt from registration under Section 4(6) of the Act. That section exempts from registration transactions involving no more than $5 million to one or more accredited investors (as that term is defined by Section 2(a) of the Act), as long as there is no advertising or public solicitation in connection with the transaction. The sale referred to above meets these criteria for exemption.

Item 6.     Exhibits and Reports on Form 8-K

            (A)   Exhibits:

                  See index to exhibits

            (B)   Reports on Form 8-K:

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date     May 13, 1998         By: s/Samuel H. Tollison
                              Samuel H. Tollison
                              President & CEO



Date     May 13, 1998         By:  s/Perry D. Taylor
                              Perry D. Taylor
                              Chief Financial Officer

INDEX TO EXHIBITS

Exhibit #

(3)(I)      Articles of Incorporation
            Registrant's Articles of Incorporation, filed with the Commission as exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3)(ii)     Bylaws
            Registrant's Bylaws, filed with the Commission as exhibit
            3.2 to the Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

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