Form 10-Q
period 1998-06-30
FNB CORP \VA\
filed 1998-08-12
CIK 1010961

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 1998
                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:        000-24141
                             FNB Corporation
          (Exact name of registrant as specified in its charter)

 Virginia                                             54-1791618
(State or other jurisdiction of incorporation or     (I.R.S. Employer
 organization)                                        Identification No.)

 105 Arbor Drive, Christiansburg, Virginia           24068
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


         3,384,015 shares outstanding as of June 30, 1998

                  FNB CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                                  Page No.

PART I.      FINANCIAL INFORMATION

     Item 1.     Financial Statements                               3

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                     21


PART II.     OTHER INFORMATION


     Item 2.     Changes in Securities and Use of Proceeds         26

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                  26

     Item 6.     Exhibits and Reports on Form 8-K                  27

                 Signatures                                        28

                 Index to Exhibits                                 29

                  FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and six-month periods ended June 30, 1998 and 1997;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and six-month periods ended June 30, 1998 and 1997;

4. Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 1998 and 1997.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 1998
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   12,405
Federal funds sold                                                  6,140
Securities available-for-sale, at fair value                       56,076
Securities held-to-maturity, at amortized cost
     (market value $42,377)                                        41,439
Mortgage loans held for sale                                        2,037
Loans:
     Commercial                                                    74,851
     Consumer                                                      67,240
     Real estate - commercial                                      62,046
     Real estate - construction                                    14,675
     Real estate - mortgage                                        92,494
            Total loans                                           311,306
     Less unearned income                                               3
            Loans, net of unearned income                         311,303
     Less allowance for loan losses                                 4,330
            Loans, net                                            306,973
Bank premises and equipment, net                                   12,491
Other real estate owned                                               119
Other assets                                                        4,981
            Total assets                                       $  442,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                           37,953
     Interest-bearing demand and savings deposits                 111,453
     Time deposits                                                173,595
     Certificates of deposit of $100,000 and over                  41,398
           Total deposits                                         364,399
Federal funds purchased and securities sold under
           agreements to repurchase                                 6,460
Other borrowed funds                                               24,567
Other liabilities                                                   2,954
ESOP debt                                                           1,959
    Total liabilities                                             400,339
Stockholders' equity:
    Common stock, $5.00 par value, Authorized 10,000,000
    shares; issued and outstanding 3,384,015 shares                16,920
    Surplus                                                        11,881
    Unearned ESOP shares (116,638 shares)                          (2,306)
    Retained earnings                                              15,594
    Accumulated other comprehensive income                            233
            Total stockholders' equity                             42,322
            Total liabilities and stockholders' equity         $  442,661

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 1997
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                        $   14,406
Federal funds sold                                                  3,500
Securities available-for-sale, at fair value                       62,856
Securities held-to-maturity, at amortized cost
      (market value $43,430)                                       42,420
Mortgage loans held for sale                                        1,159
Loans:
      Commercial                                                   64,247
      Consumer                                                     66,059
      Real estate - commercial                                     56,404
      Real estate - construction                                    8,657
      Real estate - mortgage                                       95,703
            Total loans                                           291,070
      Less unearned income                                             12
            Loans, net of unearned income                         291,058
      Less allowance for loan losses                                4,291
            Loans, net                                            286,767
Bank premises and equipment, net                                   12,518
Other real estate owned                                                98
Other assets                                                        4,450
            Total assets                                       $  428,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          35,279
      Interest-bearing demand and savings deposits                 99,723
      Time deposits                                               174,119
      Certificates of deposit of $100,000 and over                 43,424
          Total deposits                                          352,545
Securities sold under agreements to repurchase                      5,460
Other borrowed funds                                               26,093
Other liabilities                                                   2,962
ESOP debt                                                             901
          Total liabilities                                       387,961
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 5,000,000
          shares; issued and outstanding 3,323,800 shares          16,619
      Surplus                                                      10,782
      Unearned ESOP shares (77,811 shares)                         (1,208)
      Retained earnings                                            13,793
      Accumulated other comprehensive income                          227
            Total stockholders' equity                             40,213
            Total liabilities and stockholders' equity         $  428,174

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 1998 and 1997
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended       Six Months Ended
                                             June 30               June 30
                                         1998       1997       1998       1997
Interest income:
  Interest and fees on loans          $  7,323      6,591     14,285     12,921
  Interest on securities:
     Taxable                               809        822      1,704      1,651
     Nontaxable                            574        617      1,145      1,207
  Interest on federal funds sold            71        116        226        142
      Total interest income              8,777      8,146     17,360     15,921
Interest expense:
  Interest on interest-bearing
     demand and savings deposits           746        695      1,455      1,387
  Interest on time deposits              2,468      2,496      4,966      4,913
  Interest on certificates of
     deposit of $100,000 and over          633        526      1,369      1,030
  Interest on federal funds purchased
     and securities sold under
     agreements to repurchase               69         55        121        114
  Interest on other borrowed funds         318        306        645        502
  Interest on ESOP debt                     36         22         72         44
     Total interest expense              4,270      4,100      8,628      7,990
     Net interest income                 4,507      4,046      8,732      7,931
Provision for loan losses                  210        100        320        275
  Net interest income after
       provision for loan losses         4,297      3,946      8,412      7,656
Noninterest income:
  Service charges on deposit accounts      283        251        548        491
  Loan origination fees                    114         42        184         78
  Other service charges and fees           108         96        233        199
  Other income                             184        166        368        421
  Securities gains (losses), net             0         (2)        25        (23)
     Total noninterest income              689        553      1,358      1,166
Noninterest expense:
  Salaries and employee benefits         1,579      1,397      3,221      2,945
  Occupancy and equipment expense, net     552        451      1,061        836
  Credit card expense                      151        119        266        248
  Supplies expense                         103        116        227        202
  FDIC assessment expense                   10         11         21         21
  Other expenses                           643        628      1,213      1,182
     Total noninterest expense           3,038      2,722      6,009      5,434
Income before income tax expense         1,948      1,777      3,761      3,388
Income tax expense                         445        390        849        741

  Net income                          $  1,503      1,387      2,912      2,647
  Net income per share                $   0.46       0.43       0.89       0.82
  Dividends declared per share        $   0.17        .10       0.34       0.10
  Average number of shares
       outstanding                   3,267,377  3,238,248  3,266,342  3,237,214

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 1998 and 1997
In Thousands
(unaudited)
                                            Quarter Ended     Six Months Ended
                                               June 30,            June 30,
                                            1998     1997      1998      1997
Net Income                              $  1,503     1,387     2,912     2,647
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                          (17)      513        34       (91)
      Less: reclassification adjustment
         for (gains) losses included in
         net income                           --         2       (25)       23

Other comprehensive income (loss)
         before tax                          (17)      515         9       (68)

Income tax effect of items of other
         comprehensive income                  6      (175)        3        23

Other comprehensive income (loss),
         net of tax                          (11)      340         6       (45)

Comprehensive Income                    $  1,492     1,727     2,918     2,602

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 1998 and 1997
In Thousands
(Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                            1998      1997
Cash flows from operating activities:
Net income                                               $  2,912     2,647
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                         320       275
            Depreciation and amortization of bank
                  premises and equipment                      543       408
            ESOP compensation                                 302       302
            Amortization of premiums and accretion
                  of discounts, net                            78        26
            (Gain)Loss on sale of securities, net             (25)       23
            Net gain on sale of fixed assets and
                  other real estate                           (29)      (50)
            Net increase in mortgage
                  loans held for sale                        (878)      (62)
            Increase in other assets                         (755)     (636)
            Decrease in other liabilities                      (8)     (442)
                Net cash provided by operating activities   2,460     2,491
Cash flows from investing activities:
      Net increase in federal funds sold                   (2,640)  (13,000)
      Proceeds from sales of securities
            available-for-sale                                 --     4,060
      Proceeds from calls and maturities of
            securities available-for-sale                  16,447     4,249
      Proceeds from calls and maturities of
            securities held-to-maturity                     1,130     1,184
      Purchase of securities available-for-sale            (9,881)  (12,797)
      Purchase of securities held-to-maturity                  --    (1,224)
      Net increase in loans                               (20,592)   (2,734)
      Proceeds from sale of other real estate owned           203        85
      Recoveries on loans previously charged off              113        81
      Bank premises and equipment expenditures               (516)   (2,357)
            Net cash used in investing activities         (15,736)  (22,453)

Cash flows from financing activities:
      Net increase in deposits                             11,854    11,447
      Net increase (decrease) in federal funds
            purchased and securities sold under
            agreements to repurchase                        1,000      (285)
      Net increase (decrease) in other borrowed funds      (1,526)   11,056
      Principal payments on ESOP debt                        (302)     (302)
      Dividends paid                                       (1,111)     (322)
      Dividends on unallocated ESOP shares                    (40)      (10)
      Proceeds from sale of shares to ESOP                  1,400        --
            Net cash provided by financing
               activities                                  11,275    21,584
Net increase (decrease) in cash and due from banks         (2,001)    1,622
Cash and due from banks at beginning of period             14,406    10,277

Cash and due from banks at end of period                $  12,405    11,899

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 1998 and 1997
In Thousands
(Unaudited)
                                                       1998       1997
Balance, beginning of period                       $  40,213     35,828
Net income for period                                  2,912      2,647
Cash dividends                                        (1,111)      (322)
ESOP shares allocated upon loan repayment                302        302
Change in accumulated other comprehensive income           6        (44)

Balance, end of period                             $  42,322     38,411

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 1998 and 1997
In Thousands, Except Share Data
(Unaudited)


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

          The Corporation had no trading securities at December 31, 1997, or June 30, 1998. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

(2)   Restrictions on Cash

     Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,600 and $4,285 at June 30, 1998 and December 31, 1997, respectively.

(3)   Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at June 30, 1998 and December 31, 1997:

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      June 30, 1998             Costs       Gains       Losses      Values
      U.S. Treasury             $  7,086        60          --       7,146
      U.S. Government agencies
            and corporations      39,910       227         (75)     40,062

      States and political
            subdivisions           4,650       121          (1)      4,770
      Other securities             4,077        21          --       4,098
      Totals                    $ 55,723       429         (76)     56,076

                                           Gross       Gross       Approx.
                               Amortized   Unrealized  Unrealized  Fair
      December 31, 1997        Costs       Gains       Losses      Values
      U.S. Treasury            $  8,109       53          --        8,162
      U.S. Government agencies
            and corporations     46,864      272        (116)      47,020

      States and political
            subdivisions          2,962      108          --        3,070
      Other securities            4,576       28          --        4,604
      Totals                   $ 62,511      461        (116)      62,856

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      June 30, 1998                             Costs       Values
      Due in one year or less                   $  8,426      8,456
      Due after one year through five years        7,288      7,346
      Due after five years through ten years      31,707     31,948
      Due after ten years                          8,302      8,326

      Totals                                    $ 55,723     56,076

     Gross gains of $29 and $12 and gross losses of $5 and $33 were realized on sales and calls of securities available-for-sale through June 30, 1998, and 1997, respectively.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,163 at June 30, 1998 and $16,371 at December 31, 1997.

(4)   Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at June 30, 1998 and December 31, 1997 are as follows:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
      June 30, 1998           Costs       Gains       Losses      Values
      States and political
            subdivisions     $ 41,439       953         (15)       42,377
      Totals                 $ 41,439       953         (15)       42,377

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
      December 31, 1997       Costs       Gains       Losses      Values
      States and political
            subdivisions     $ 42,360       1,029        (19)      43,370

      Other securities             60          --         --           60

      Totals                 $ 42,420       1,029        (19)      43,430

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Approx.
                                                 Amortized   Fair
      June 30, 1998                              Costs       Values
      Due in one year or less                   $  3,143      3,157
      Due after one year through five years       21,147     21,604
      Due after five years through ten years      16,869     17,335
      Due after ten years                            280        281
      Totals                                    $ 41,439     42,377

      Realized gains and losses on securities held-to-maturity were not material in 1998 and 1997.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $17,730 at June 30, 1998 and $16,381 at December 31, 1997.

(5)  Loans

     At June 30, 1998 and December 31, 1997, there were direct loans to executive officers and directors of $3,775 and $5,595, respectively. In addition, there were loans of $8,988 and $5,957 at June 30, 1998 and December 31, 1997, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At June 30, 1998 and December 31, 1997, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $35,750 and $30,000, respectively.

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

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                           Quarter Ended      Six Months Ended
                                              June 30,             June 30,
                                           1998     1997       1998      1997
     Balance at beginning of period     $  4,399    4,309      4,291     4,179
     Provisions for loan losses              210      100        320       275
     Loan recoveries                          41       27        113        81
     Loan charge-offs                       (320)     (73)      (394)     (172)

     Balance at end of period           $  4,330    4,363      4,330     4,363

     Nonperforming assets consist of the following:

                                            June 30       December 31,
                                              1998            l997
     Nonaccrual loans                      $  1,673            893
     Other real estate owned                    119             98

         Total nonperforming assets        $  1,792            991

     The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                                Six Months Ended
                                                     June 30,
                                                 1998      1997
      Proforma interest - nonaccrual loans      $  84        24
      Recorded interest - nonaccrual loans         --        --

     There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 1998.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                           June 30      December 31,
                                             1998           1997
      Land                                $  1,515          1,359
      Buildings                              9,455          9,820
      Furniture and equipment                6,801          6,461
      Leasehold improvements                   426            383
                                            18,197         18,023
      Less accumulated depreciation
             and amortization                5,706          5,505
       Totals                             $ 12,491         12,518

(8)  Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $21,533 and $22,600 on June 30, 1998 and December 31, 1997, respectively. The interest rates on the advances range from 5.38 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

     In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participants' contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $56 for the six-month period ended June 30, 1998.

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

(12) Supplemental Cash Flow Information

     The Corporation paid $8,724 and $7,379 for interest and it paid $886 and $535 for income taxes for the six-month periods ended June 30, 1998 and 1997, respectively.

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

     Except for home equity lines totaling $22,504 at June 30, 1998, and $14,526 at December 31, 1997, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                     June 30,    December 31,
                                                       1998          1997
                                                          Contract Amount
     Financial instruments whose contract amounts
     represent credit risk:
            Commitments to extend credit             $ 80,105        63,194
            Standby letters of credit and
                  financial guarantees written          4,744         4,300

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

      The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarter and six-month periods ended June 30, 1998 and 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in Stockholders' Equity as of and for the quarters and six-month periods ended June 30, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

      The changes in the accumulated balances of other comprehensive income for the quarter and six-month periods ended June 30, 1998 and 1997 are as follows:

                                            Quarter Ended     Six Months Ended
                                               June 30,           June 30,
                                            1998     1997     1998       1997
      Beginning balance of unrealized
            gains (losses)on available-
            for-sale securities, net of
            tax                            $  244    (423)     227       (38)

      Change during the quarter               (11)    340        6       (45)

      Ending balance of unrealized gains
            (losses)on available-for-sale
              securities, net of tax       $  233     (83)     233       (83)

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

1998 Compared to 1997

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $8,732 for the six months ended June 30, 1998, an increase of $801 from the same period in 1997. Net interest income before provision for loan losses was $4,507 for the quarter ended June 30, 1998, an increase of $461 from the same period in 1997. The increase in net interest income in both the second quarter and first six months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $25,679(6.75%) and $33,396 (8.89%), respectively, for the second quarter and first six months of 1998 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $31,252 (11.43%) and $29,665 (10.91%), respectively, for the second quarter and first six months of 1998. Growth in the loan portfolio was concentrated primarily in commercial loans reflecting increases of $15,774 and $12,313, respectively, for the second quarter and first six months of 1998. Real estate loans increased $13,046 and $11,960, respectively, for the second quarter and first six months of 1998. Average Federal Funds sold decreased $4,178 (46.72%), and increased $2,487 (45.06%), respectively, for the second quarter and first six months of 1998. Federal Funds sold were used as an alternative investment for funds in excess of loan demand and as a source of funds as needed.

Average interest-bearing liabilities increased $21,670 (6.56%) and $28,289 (8.69%), respectively, for the second quarter and first six months of 1998 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $17,437 and $20,842, respectively, for the second quarter and first six months of 1998. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $7,188 and $11,299 for the second quarter and first six months of 1998 and in demand and savings deposits with an increase of $9,657 and $5,913 for the second quarter and first six months of 1998. Aggressive bidding for deposits accounted for most of the increase. Average other borrowed funds increased $1,367 and $6,087, respectively, for the second quarter and first six months of 1998. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield increased to 4.78% from 4.64% for the second quarter and decreased to 4.60% from 4.61% for the first six months of 1998 from the comparable prior year period. The yield on average earning assets increased 3 basis points, to 8.98% from 8.95% for the second quarter and decreased 5 basis points, to 8.82% from 8.87% for the first six months of 1998 from the comparable prior year period. The cost of interest-bearing liabilities decreased 11 basis points, to 4.85% from 4.96% for the second quarter and 3 basis points to 4.88% from 4.91% for the first six months of 1998. Overall, 97.5% and 102.2% of the net interest income increase, respectively, for the second quarter and first six months of 1998 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the second quarter and first six months of 1998 was due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $210 and $320, respectively, for the quarter and six months ended June 30, 1998, and $100 and $275, respectively, for the quarter and six months ended June 30, 1997. Net charge-offs amounted to $279 and $281, respectively, for the quarter and six months ended June 30, 1998 and $46 and $91, respectively, for the quarter and six months ended June 30, 1997. The increase in net charge-offs for 1998 was due primarily to the charge-off
of certain balances related to a single customer.   The allowance for loan
losses was $4,330, 1.39% of outstanding loans, at June 30, 1998, and $4,291, 1.47% of outstanding loans, at December 31, 1997. With the increase in net charge-offs in the first six months of 1998, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $689 and $1,358, respectively, for the quarter and six months ended June 30, 1998, and $553 and $1,166, respectively, for the quarter and six months ended June 30, 1997. The increase in noninterest income resulted primarily from an increase in loan origination fees, net gains on the sale of securities, trust fees, automated teller machine usage fees, gain on sale of other real estate and non-sufficient fund check charges. These increases were partially offset by reductions in other areas, most notably in fees on loans sold.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $3,038 and $6,009, respectively, for the quarter and six months ended June 30, 1998, and $2,722 and $5,434, respectively, for the quarter and six months ended June 30, 1997. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, postage and telephone expense. Personnel costs increased primarily as the result of merit increases, contributions to a new 401-K plan and additional personnel. The increases in occupancy and equipment expense resulted from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the new corporate office facility.

Income Taxes

Income tax expense as a percentage of pre-tax income was 22.8% and 22.6%, respectively, for the quarter and six months ended June 30, 1998 and 21.9% and 21.9%, respectively, for the quarter and six months ended June 30, 1997. The increase in the rate for the second quarter was due to a decrease in nontaxable investment securities.

Balance Sheet

Total assets of the Corporation at June 30, 1998, were $442,661, compared to $428,174 at December 31, 1997. Total loans were $311,306 at June 30, 1998, an increase of $20,236 from December 31, 1997. Loan growth was concentrated in the commercial, real estate-commercial and construction portfolios and amounted to $22,264. The real estate-mortgage portfolio decreased $3,209.
The decline in the real estate- mortgage portfolio resulted from an increase in the refinancing of home mortgage loans and their subsequent sale on the secondary market. Federal Funds sold increased $2,640 and was funded primarily by sales and maturities of securities which decreased $7,761.

Total deposits at June 30, 1998, were $364,399, an increase of $11,854 from December 31, 1997. Interest-bearing demand and savings deposits increased $11,730, and noninterest-bearing demand deposits increased $2,674 since year end. These increases were partially offset by a decrease of $2,026 in certificates of deposit of $100 and over since year end 1997. New interest bearing demand and savings deposits account for approximately $7,000 of the increase. Interest bearing public fund demand deposits increased $3,600. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at June 30, 1998, were $24,567, a decrease of $1,526 from December 31, 1997. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

The Employee Stock Ownership Plan (ESOP) Debt at June 30, 1998 was $1,959, an increase of $1,058 from December 31, 1997. The increase was the net result of the issuance of $1,400 in new ESOP debt and a first quarter principal curtailment. The new debt financed the purchase by the ESOP of $1,400 of newly issued stock of the Corporation.

Stockholders' Equity

Stockholders' equity was $42,322 at June 30, 1998, compared to $40,213 at December 31, 1997. This increase of $2,109 was the net result of earnings retention, an increase of $6 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $302 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At June 30, 1998, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 1998, totaled $316 compared to $196 at December 31, 1997. In addition, nonaccrual loans and other real estate owned totaled $1,792 at June 30, 1998, compared to $991 at December 31, 1997. The increase in nonaccrual loans can be attributed to one commercial customer. A portion of this customer's loans is guaranteed by the United States Department of Agriculture. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $10,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of June 30, 1998, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $35,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1998 dividends of the bank (unless prior regulatory approval is obtained) to $7,096 plus year-to-date 1998 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1998. During the first six months of 1998 the bank paid $1,330 in dividends to the holding company.

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

The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarters and six month periods ended June 30, 1998 and 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in Stockholders Equity as of and for the six months ended June 30, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 12, 1998, at 2:00 p.m., for the following purposes:

            (1) To elect two (2) Directors of the Corporation to fill the vacancies created by the expiration of terms of the Directors of Class II;

            A total of 2,548,241 shares of a possible 3,384,015 shares or 75.3 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                             No. of Shares
                             No. of Shares   Voted Against     Number
      Director               Voted For       or Withheld       of Abstentions
      Kendall O. Clay         2,509,470         38,771            --
      Julian D. Hardy, Jr.    2,541,257          6,984            --

            (2) To increase the number of authorized shares of the Corporation's common stock, par value $5.00, from 5,000,000 to 10,000,000;

                                          No. of Shares
                          No. of Shares   Voted Against     Number
                          Voted For       or Withheld       of Abstentions

                           2,453,648         73,899          20,694

            (3) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of McLeod & Company, independent certified public accountants, as auditors of the Corporation for 1998.

                                          No. of Shares
                          No. of Shares   Voted Against     Number of
                          Voted For       or Withheld       Abstentions

                           2,467,058          64,324           16,859

Item 6.     Exhibits and Reports on Form 8-K

            (A)   Exhibits:

                  See index to exhibits

            (B)   Reports on Form 8-K:

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date     August 12, 1998      By:  s/Samuel H. Tollison
                              Samuel H. Tollison
                              President & CEO



Date     August 12, 1998      By:  s/Perry D. Taylor
                              Perry D. Taylor
                              Chief Financial Officer

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