Form 10-Q
period 1998-09-30
FNB CORP \VA\
filed 1998-11-12
CIK 1010961

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

For the quarterly period ended September 30, 1998
                                     or

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

(540) 382-4951
Registrant's telephone number, including area code)


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


            3,722,139 shares outstanding as of September 30, 1998

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

                       FNB CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and nine-month periods ended September 30, 1998 and 1997;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and nine-month periods ended September 30, 1998 and 1997;

4. Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 1998 and 1997.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 1998
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   11,496
Federal funds sold                                                  5,040
Securities available-for-sale, at fair value                       47,316
Securities held-to-maturity, at amortized cost
      (market value $41,476)                                       40,244
Mortgage loans held for sale                                        2,190
Loans:
      Commercial                                                   83,713
      Consumer                                                     67,807
      Real estate - commercial                                     66,244
      Real estate - construction                                   14,195
      Real estate - mortgage                                       94,631
            Total loans                                           326,590
      Less unearned income                                              1
             Loans, net of unearned income                        326,589
      Less allowance for loan losses                                4,480
            Loans, net                                            322,109
Bank premises and equipment, net                                   12,440
Other real estate owned                                               119
Other assets                                                        5,305
            Total assets                                       $  446,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand deposits                         37,330
       Interest-bearing demand and savings deposits               117,634
       Time deposits                                              169,832
       Certificates of deposit of $100,000 and over                43,906
             Total deposits                                       368,702
Securities sold under agreements to repurchase                      6,565
Other borrowed funds                                               24,149
Other liabilities                                                   3,165
             Total liabilities                                    402,581
Stockholders' equity:
       Common stock, $5.00 par value, Authorized 10,000,000
       shares; issued and outstanding 3,722,139 shares in 1998     18,611
       Surplus                                                     19,320
       Unearned ESOP shares (117,660 shares)                       (2,120)
       Retained earnings                                            7,471
       Accumulated other comprehensive income                         396
            Total stockholders' equity                             43,678
            Total liabilities and stockholders' equity         $  446,259


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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1998 and 1997
In Thousands, Except Share and Per Share Data
(Unaudited)

                                           Quarter Ended    Nine Months Ended
                                            September 30      September 30
                                          1998       1997     1998      1997
Interest income:
   Interest and fees on loans           $ 7,781      6,951    22,066    19,872
   Interest on securities:
      Taxable                               741        990     2,445     2,641
      Nontaxable                            586        591     1,731     1,798
   Interest on federal funds sold           122         86       348       228
      Total interest income               9,230      8,618    26,590    24,539
Interest expense:
   Interest on interest-bearing
      demand and savings deposits           755        723     2,210     2,110
   Interest on time deposits              2,443      2,583     7,409     7,496
   Interest on certificates of deposit
      of $100,000 and over                  796        530     2,165     1,560
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase               73         67       194       181
   Interest on other borrowed funds         320        460       965       962
   Interest on ESOP debt                      4         22        76        66
      Total interest expense              4,391      4,385    13,019    12,375
      Net interest income                 4,839      4,233    13,571    12,164
Provision for loan losses                   390        125       710       400
   Net interest income after
        provision for loan losses         4,449      4,108    12,861    11,764
Noninterest income:
   Service charges on deposit accounts      294        245       842       736
   Loan origination fees                     95         62       279       140
   Other service charges and fees           121        106       354       305
   Other income                             203        149       571       570
   Securities gains (losses), net            22          3        47       (20)
      Total noninterest income              735        565     2,093     1,731
Noninterest expense:
   Salaries and employee benefits         1,637      1,602     4,858     4,547
   Occupancy and equipment expense, net     508        475     1,569     1,311
   Credit card expense                      175        173       441       421
   Supplies expense                         134        124       361       326
   FDIC assessment expense                   11          5        32        26
   Other expenses                           692        618     1,905     1,800
      Total noninterest expense           3,157      2,997     9,166     8,431
Income before income tax expense          2,027      1,676     5,788     5,064
Income tax expense                          456        304     1,305     1,045
   Net income                           $ 1,571      1,372     4,483     4,019
   Net income per share (as restated)   $  0.44       0.39      1.25      1.13
   Dividends declared per share         $  0.15        .14      0.46      0.23
       (as restated)
   Average number of shares
        outstanding (as restated)     3,603,820  3,561,796  3,597,305  3,561,037

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1998 and 1997
In Thousands
(unaudited)

                                          Quarter Ended    Nine Months Ended
                                           September 30,      September 30,
                                           1998    1997     1998        1997

Net Income                              $ 1,571   1,372     4,483      4,019
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                         264     315       298        224
      Less: reclassification adjustment
         for (gains) losses included in
         net income                         (17)     (2)      (42)        21

Other comprehensive income (loss)
      before tax                            247     313       256        245

Income tax effect of items of other
      comprehensive income                  (84)   (106)      (87)       (83)

Other comprehensive income (loss),
      net of tax                            163     207       169        162

Comprehensive Income                    $ 1,734   1,579     4,652      4,181



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1998 and 1997
In Thousands
(Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                             1998     1997
Cash flows from operating activities:
Net income                                                $  4,483     4,019
Adjustments to reconcile net income to net
      cash provided by operating activities:
             Provision for loan losses                         710       400
             Depreciation and amortization of bank
                    premises and equipment                     812       649
             ESOP compensation                                 488       302
             Amortization of premiums and accretion
                   of discounts, net                           137        42
             (Gain)Loss on sale of securities, net             (47)       20
             Net gain on sale of fixed assets and
                   other real estate                           (30)      (27)
             Net increase in mortgage
                   loans held for sale                      (1,031)     (693)
             Increase in other assets                       (1,079)     (233)
             Increase (Decrease) in other liabilities          203      (851)
                   Net cash provided by operating activities 4,646     3,628
Cash flows from investing activities:
       Net increase in federal funds sold                   (1,540)   (4,000)
       Proceeds from sales of securities
             available-for-sale                                 --     4,060
       Proceeds from calls and maturities of
             securities available-for-sale                  29,442     5,969
       Proceeds from calls and maturities of
             securities held-to-maturity                     2,265     2,239
       Purchase of securities available-for-sale           (14,366)  (17,461)
       Purchase of securities held-to-maturity                  --    (1,989)
       Net increase in loans                               (37,475)  (10,408)
       Proceeds from sale of other real estate owned           203       185
       Recoveries on loans previously charged off              145       131
       Bank premises and equipment expenditures               (734)   (2,789)
             Net cash used in investing activities         (22,060)  (24,063)

Cash flows from financing activities:
       Net increase in deposits                             16,157     7,895
       Net increase in federal funds purchased and
             securities sold under agreements
             to repurchase                                   1,105     1,546
       Net increase (decrease) in other borrowed funds      (1,944)   14,346
       Principal payments on ESOP debt                        (488)     (302)
       Dividends paid                                       (1,668)     (799)
       Dividends on unallocated ESOP shares                    (58)      (32)
       Proceeds from sale of shares to ESOP                  1,400        --
             Net cash provided by financing
                 activities                                 14,504    22,654
Net increase (decrease) in cash and due from banks          (2,910)    2,219
Cash and due from banks at beginning of period              14,406    10,277

Cash and due from banks at end of period                  $ 11,496    12,496

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1998 and 1997
In Thousands
(Unaudited)

                                                       1998        1997
Balance, beginning of period                      $   40,213     35,828
Net income for period                                  4,483      4,019
Cash dividends                                        (1,668)      (799)
ESOP shares allocated upon loan repayment                488        302
Change in accumulated other comprehensive income         169        161
Cash payment of fractional shares in 10% stock
   dividend                                               (7)        --

Balance, end of period                            $   43,678     39,511

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 1998 and 1997
In Thousands, Except Share Data
(Unaudited)


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

     (c)   Securities

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

           The Corporation had no trading securities at December 31, 1997, or September 30, 1998. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

           In August 1998, the Corporation declared a 10% stock dividend to shareholders of record on August 26, 1998. As a result, all share and per share data have been adjusted retroactively to reflect the dividend.

     (i)   Trust Assets

           Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,012 and $4,285 at September 30, 1998 and December 31, 1997, respectively.

(3)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 1998 and December 31, 1997:

                                             Gross        Gross       Approx.
                                 Amortized   Unrealized   Unrealized  Fair
      September 30, 1998         Costs       Gains        Losses      Values
      U.S. Treasury              $  7,074      119             --      7,193
      U.S. Government agencies
            and corporations       28,095      276             (1)    28,370

      States and political
            subdivisions            7,048      212            (23)     7,237
      Other securities              4,499       17             --      4,516
      Totals                     $ 46,716      624            (24)    47,316

                                             Gross        Gross      Approx.
                                Amortized    Unrealized   Unrealized Fair
      December 31, 1997         Costs        Gains        Losses     Values
      U.S. Treasury             $  8,109         53          --       8,162
      U.S. Government agencies
           and corporations       46,864        272        (116)     47,020

      States and political
           subdivisions            2,962        108          --       3,070
      Other securities             4,576         28          --       4,604
      Totals                    $ 62,511        461        (116)     62,856

      The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      September 30, 1998                        Costs       Values
      Due in one year or less                  $  6,249      6,303
      Due after one year through five years       7,272      7,380
      Due after five years through ten years     23,074     23,428
      Due after ten years                        10,121     10,205

      Totals                                   $ 46,716     47,316

      Gross gains of $47 and $12 and gross losses of $5 and $33 were realized on sales and calls of securities available-for-sale through September 30, 1998, and 1997, respectively.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,185 at September 30, 1998 and $16,371 at December 31, 1997.

(4)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 1998 and December 31, 1997 are as follows:

                                           Gross       Gross       Approx.
                               Amortized   Unrealized  Unrealized  Fair
      September 30, 1998       Costs       Gains       Losses      Values
      States and political
             subdivisions     $ 40,244       1,233        (1)       41,476
      Totals                  $ 40,244       1,233        (1)       41,476

                                           Gross        Gross       Approx.
                               Amortized   Unrealized   Unrealized  Fair
      December 31, 1997        Costs       Gains        Losses      Values
      States and political
            subdivisions       $ 42,360       1,029        (19)      43,370

      Other securities               60          --         --           60

      Totals                   $ 42,420       1,029        (19)      43,430

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Approx.
                                                Amortized     Fair
      September 30, 1998                        Costs         Values
      Due in one year or less                   $  3,087        3,105
      Due after one year through five years       20,745       21,331
      Due after five years through ten years      16,133       16,755
      Due after ten years                            279          285
      Totals                                    $ 40,244       41,476

      Realized gains and losses on securities held-to-maturity were not material in 1998 and 1997.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $17,726 at September 30, 1998 and $16,381 at December 31, 1997.

(5)   Loans

      At September 30, 1998 and December 31, 1997, there were direct loans to executive officers and directors of $3,511 and $5,595, respectively. In addition, there were loans of $7,287 and $5,957 at September 30, 1998 and December 31, 1997, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

      At September 30, 1998 and December 31, 1997, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $36,390 and $30,000, respectively.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                          Quarter Ended     Nine Months Ended
                                           September 30        September 30,
                                          1998     1977       1998      1997
      Balance at beginning of period    $ 4,330   4,363       4,291    4,179
      Provisions for loan losses            390     125         710      400
      Loan recoveries                        32      50         145      131
      Loan charge-offs                     (272)   (219)       (666)    (391)

      Balance at end of period          $ 4,480   4,319       4,480    4,319

      Nonperforming assets consist of the following:

                                       September 30      December 31,
                                           1998              l997
      Nonaccrual loans                  $  1,188              893
      Other real estate owned                119               98

      Total nonperforming assets         $ 1,307              991

      The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                               Nine Months Ended
                                                 September 30,
                                                1998       1997
      Proforma interest - nonaccrual loans      $ 90         79
      Recorded interest - nonaccrual loans         2         --

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 1998.

(7)   Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                        September 30      December 31,
                                            1998              1997
      Land                               $  1,515            1,359
      Buildings                             9,700            9,820
      Furniture and equipment               7,086            6,461
      Leasehold improvements                  428              383
                                           18,729           18,023
      Less accumulated depreciation
            and amortization                6,289            5,505
      Totals                             $ 12,440           12,518

(8)   Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $21,473 and $22,600 on September 30, 1998 and December 31, 1997, respectively. The interest rates on the advances range from
      5.38 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)    Employee Benefit Plans

      The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. In February 1998, the Corporation sold 60,215 shares to the ESOP for $23.25 per share. The ESOP borrowed $1,400 from another financial
      institution to finance the purchase.   The ESOP's obligation to repay
      these borrowings was guaranteed by the Corporation; therefore, the unpaid balance of the borrowings as of December 31, 1997 has been reflected in the accompanying balance sheet as of that date as a
      liability.   During the third quarter of 1998, First National Bank
      purchased all ESOP loans from the outside financial institution which had originally financed them. Consequently, in the 9/30/98 consolidated balance sheet the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

      In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participants' contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $88 for the nine-month period ended September 30, 1998.

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

(12)  Supplemental Cash Flow Information

      The Corporation paid $13,157 and $12,066 for interest and it paid $1,257 and $931 for income taxes for the nine-month periods ended September 30, 1998 and 1997, respectively.

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

      Except for home equity lines totaling $25,183 at September 30, 1998, and $14,526 at December 31, 1997, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                  September 30,   December 31,
                                                      1998            1997
                                                        Contract Amount
      Financial instruments whose contract amounts
      represent credit risk:
            Commitments to extend credit            $ 87,622         63,194
            Standby letters of credit and
                  financial guarantees written         5,553          4,300

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

      The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarter and nine-month periods ended September 30, 1998 and 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in Stockholders' Equity as of and for the quarters and nine month periods ended September 30, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

      The changes in the accumulated balances of other comprehensive income for the quarter and nine-month periods ended September 30, 1998 and 1997 are as follows:

                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          1998     1997       1998     1997
      Beginning balance of unrealized
            gains (losses)on available-
            for-sale securities, net of
            tax                           $ 233     (83)      227       (38)

      Change during the period              163     207       169       162
      Ending balance of unrealized gains
            (losses)on available-for-sale
             securities, net of tax       $ 396     124       396       124

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

1998 Compared to 1997

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $13,571 for the nine months ended September 30, 1998, an increase of $1,407 from the same period in 1997. Net interest income before provision for loan losses was $4,839 for the quarter ended September 30, 1998, an increase of $606 from the same period in 1997. The increase in net interest income in both the third quarter and first nine months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $26,710 (6.77%) and $31,167 (8.16%), respectively, for the third quarter and first nine months of 1998 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $34,729 (12.31%) and $31,353 (11.39%), respectively, for the third quarter and first nine months of 1998. Growth in the loan portfolio was concentrated in commercial and real estate loans. Commercial loans reflected increases of $17,391 and $10,177, respectively, for the third quarter and first nine months of 1998. Real estate loans increased $16,124 and $13,348, respectively, for the third quarter and first nine months of 1998. Average Federal Funds sold increased $3,058 (52.86%) and $2,665 (47.53%), respectively, for the third quarter and first nine months of 1998. Federal Funds sold were used as an alternative investment for funds in excess of loan demand and as a source of funds as needed.

Average interest-bearing liabilities increased $16,002 (4.65%) and $24,193 (7.30%), respectively, for the third quarter and first nine months of 1998 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $20,873 and $20,853, respectively, for the third quarter and first nine months of 1998. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $17,809 and $13,469 for the third quarter and first nine months of 1998 and in demand and savings deposits with an increase of $7,493 and $6,440 for the third quarter and first nine months of 1998. Aggressive bidding for deposits accounted for most of the increase. Average other borrowed funds decreased $4,855 and increased $2,440, respectively, for the third quarter and first nine months of 1998. The primary reason for the year to date change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield increased to 4.93% from 4.66% for the third quarter and increased to 4.72% from 4.63% for the first nine months of 1998 from the comparable prior year period. The yield on average earning assets remained constant at 9.10% for the third quarter and decreased 3 basis points, to 8.92% from 8.95% for the first nine months of 1998 from the comparable prior year period. The cost of interest-bearing liabilities decreased 22 basis points, to 4.88% from 5.10% for the third quarter and 10 basis points to 4.88% from 4.98% for the first nine months of 1998. Overall, 93.0% and 97.5% of the net interest income increase, respectively, for the third quarter and first nine months of 1998 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the changes in net interest income for the third quarter and first nine months of 1998 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $390 and $710, respectively, for the quarter and nine months ended September 30, 1998, and $125 and $400, respectively, for the quarter and nine months ended September 30, 1997. Net charge-offs amounted to $240 and $521, respectively, for the quarter and nine months ended September 30, 1998 and $169 and $260, respectively, for the quarter and nine months ended September 30, 1997. The allowance for loan losses was $4,480, 1.37% of outstanding loans, at September 30, 1998, and $4,291, 1.47% of outstanding loans, at December 31, 1997. With the increase in net charge-offs in the first nine months of 1998, the provision for loan losses was also increased and the allowance for loan losses reflected a corresponding increase. The increase in net charge-offs for the first nine months of 1998 can be attributed to one commercial customer. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $735 and $2,093, respectively, for the quarter and nine months ended September 30, 1998, and $565 and $1,731, respectively, for the quarter and nine months ended September 30, 1997. The increase in noninterest income resulted primarily from an increase in loan origination fees, net gains on the sale of securities, trust fees, automated teller machine usage fees, gain on sale of other real estate and non-sufficient fund check charges. These increases were partially offset by reductions in other areas, most notably in fees on loans sold.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $3,157 and $9,166, respectively, for the quarter and nine months ended September 30, 1998, and $2,997 and $8,431, respectively, for the quarter and nine months ended September 30, 1997. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, postage and telephone expense. Personnel costs increased primarily as the result of merit increases, contributions to a new 401-K plan and additional personnel. The increases in occupancy and equipment expense resulted from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the new corporate office facility opened in 1997.

Income Taxes

Income tax expense as a percentage of pre-tax income was 22.5% for both the quarter and nine months ended September 30, 1998 and 18.1% and 20.6%, respectively, for the quarter and nine months ended September 30, 1997. The increase in the rate for the third quarter and nine months ended September 30, 1998, was due to the 1997 rate being lower than normal, which resulted from anticipated income tax refunds related to amendments of prior year tax returns.

Balance Sheet

Total assets of the Corporation at September 30, 1998, were $446,259, compared to $428,174 at December 31, 1997. Total loans were $326,590 at September 30, 1998, an increase of $35,520 from December 31, 1997. Loan growth was concentrated in the commercial, real estate-commercial and construction portfolios and amounted to $34,844. The real estate-mortgage portfolio decreased $1,072. The decline in the real estate- mortgage portfolio resulted from an increase in the refinancing of home mortgage loans and their subsequent sale on the secondary market. Federal Funds sold increased $1,540 and was funded primarily by sales and maturities of securities which decreased $17,716.

Total deposits at September 30, 1998, were $368,702, an increase of $16,157 from December 31, 1997. Interest-bearing demand and savings deposits increased $17,911, and noninterest-bearing demand deposits increased $2,051 since year end. These increases were partially offset by a decrease of $4,287 in time deposits since year end 1997. New interest bearing demand and savings deposits account for approximately $10,650 of the increase. Interest bearing public fund demand deposits increased $6,196. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at September 30, 1998, were $24,149, a decrease of $1,944 from December 31, 1997. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

The Employee Stock Ownership Plan (ESOP) debt was $901 at December 31, 1997. This debt, as well as an additional $1,400 of new debt issued by the ESOP in the first quarter of 1998, is not reflected in the balance sheet as of September 30, 1998, because of the repurchase of the ESOP loans by the banking subsidiary of FNB Corporation. In the third quarter of 1998, the ESOP debt and the related loans have been eliminated in consolidation. The new debt financed the purchase by the ESOP of $1,400 of newly issued stock of the Corporation.

Stockholders' Equity

Stockholders' equity was $43,678 at September 30, 1998, compared to $40,213 at December 31, 1997. This increase of $3,465 was the net result of earnings retention, an increase of $169 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $488 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At September 30, 1998, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 1998, totaled $293 compared to $196 at December 31, 1997. In addition, nonaccrual loans and other real estate owned totaled $1,307 at September 30, 1998, compared to $991 at December 31, 1997. The increase in nonaccrual loans can be attributed to one commercial customer. A portion of this customer's loans is guaranteed by the United States Department of Agriculture. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $10,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of September 30, 1998, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $35,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1998 dividends of the bank (unless prior regulatory approval is obtained) to $7,096 plus year-to-date 1998 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1998. During the first nine months of 1998 the bank paid $2,892 in dividends to the holding company.

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

The adoption of SFAS No. 130 resulted in the presentation of the accompanying Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 1998 and 1997. Amounts reported in the accompanying Consolidated Statements of Income, Balance Sheets, Statements of Cash Flows and Statements of Changes in

Stockholders' Equity as of and for the quarters and nine month periods ended September 30, 1998 and 1997 were not impacted by the adoption of SFAS No. 130.

Other Matters

Year 2000. A number of electronic systems utilize a two-digit field for year references, e.g., "98" for "1998". Such systems may interpret the year reference "00" as referring to the Year 1900 rather than the Year 2000. If these systems are not corrected prior to December 31, 1999, many processing failures could result. This section describes the status of the Corporation's efforts to correct these systems deficiencies.

State of Readiness.    The Corporation has committed personnel and
resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Corporation's service providers, vendors and customers) for both information technology assets and non-information technology assets. The Corporation has identified Year 2000 dependencies in its systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Corporation has completed its assessment of internal Year 2000 issues and is in the process of remediation of the critical systems.

The Corporation does not employ computer programmers and relies heavily on outside vendors to make the necessary software and hardware changes for Year 2000 compliance. Management has contacted all mission critical service providers and insisted that Year 2000 upgrades be delivered to the Corporation before the end of 1998. Plans are in place to test these systems before June 30, 1999, by entering various critical future dates into the systems in an off line mode. The Corporation anticipates that all of its systems will be substantially compliant by June 30, 1999.

The Corporation is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators and addressing deficiencies, if necessary. These efforts are currently underway and we anticipate compliance to be achieved in 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, e.g., Automated Teller Machines. The corporation had an estimated capital outlay of $1,000 in 1997 and anticipates an additional $750 expenditure during 1998 on hardware and software equipment. Approximately $29 in related expenses has been recognized through September 30, 1998, in the Statement of Income.

Risks. If the Corporation's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Corporation for improper handling of its assets as well as deposits and other borrowings from its customers. For example, the Corporation's ability to process interest payments on deposits and other liabilities could be impaired. The Corporation is also at risk if the credit worthiness of a few of its large borrowers or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. Such risks would include a potential negative impact on earnings and financial position to the extent that a significant amount of loans were not repaid based on contractual terms. The Corporation is presently reviewing the Year 2000 plans of its larger credit customers to ascertain the sufficiency of their remediation efforts and the implication of their actions on their credit worthiness. The Corporation explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

Contingency Plans. The Corporation is in the process of developing contingency plans in the event that the remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans will outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Corporation.

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


                   FNB Corporation


Date  November 10, 1998        By:  s/Samuel H. Tollison
                                    Samuel H. Tollison
                                    President & CEO



Date  November 10, 1998        By:  s/Perry D. Taylor
                                    Perry D. Taylor
                                    Chief Financial Officer

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

(10)C Change in control agreements with eight senior officers of First National Bank. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

           (1) Carol H. Brockmeyer, Senior Vice President, Director Relationship Banking, dated July 1, 1998
           (2)   Darlene S. Lancaster, Senior Vice President, Manager,
                 Mortgage Loan Department, dated August 25, 1997
           (3)   R. Bruce Munro, Senior Vice President, Chief Credit
                 Administration Officer, dated August 25, 1997
           (4) Woody B. Nester, Senior Vice President, Cashier, dated August 25, 1997
           (5) Fred L. Newhouse, Jr., Senior Vice President, Branch Administrator, dated August 25, 1997
           (6) Peter A. Seitz, Senior Vice President, General Counsel, Dated August 25, 1997
           (7) Perry D. Taylor, Senior Vice President, Chief Financial Officer, dated August 25, 1997
           (8) Litz H. Van Dyke, Senior Vice President, Manager, Commercial Banking Department, dated August 25, 1997

(27)  Financial Data Schedule