Form 10-K
period 1998-12-31
FNB CORP \VA\
filed 1999-03-30
CIK 1010961

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549
                              FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 1998
                                     or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number:             333-2524
                               FNB Corporation
              (Exact name of registrant as specified in its charter)

Virginia                                            54-1791618
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
 or organization)                              No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1999, was $76,789,064.

             3,722,139 shares outstanding as of March 12, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 11, 1999, are incorporated into Part III hereof.

                             TABLE OF CONTENTS
PART I

Item 1.   Business
                General
                Competition
                Loan Commitments
                Deposit Concentrations
                Employees
                Securities Act Guide 3. Statistical
                    Disclosure by Bank Holding Companies
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
          Security Holders
PART II

Item 5.   Market for the Bank's Common Stock and
          Related Security Holder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the Bank
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          Signatures
          Index to Consolidated Financial Statements
          Index to Exhibits

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

The financial statements included herein reflect the balances and activity of the Bank and its subsidiaries for periods ending prior to the consummation of the reorganization and of the holding company and its subsidiaries (collectively, the "Corporation") for periods ending subsequent to the reorganization. The exchange of stock was accounted for using the pooling of interests method. That is, the bases of the assets and liabilities of the Bank prior to the reorganization were carried forward without adjustment. Because of this, and because the holding company's revenues, expenses and changes in financial position subsequent to the reorganization have been minimal, the consolidated financial statements for periods subsequent to the reorganization are comparable to those for periods prior to the reorganization.

First National Bank, which was organized in 1905, does a general banking business, serving the commercial, agricultural, and personal banking needs of its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of surrounding counties. The Bank engages in and offers a full range of banking services, including trust services; demand, savings, and time deposits used to fund the loan demand in our trade area; commercial, farm, consumer installment, mortgage, credit card, FHA and SBA guaranteed loans.

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

The local economy is tied primarily to the area's three largest employers - Virginia Polytechnic Institute and State University, with a student population in excess of 23,000; Radford University, with a student population in excess of 9,000; and the Radford Arsenal, a large munitions plant operated under contract to the U.S. Army by the Hercules Corporation. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The Bank's main office is located in Christiansburg, the County Seat, with offices strategically located to take advantage of its trade area's population mix. Of the Bank's twelve full service offices, nine are located in Montgomery County, one in the City of Radford, one in the Town of Dublin and one in Wythe County. One paying and receiving office is located in Montgomery County.

Refer to the Corporation's 1998 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of selected consolidated financial information which is incorporated by reference into this Form 10-K.

Construction of a new corporate headquarters facility was completed during the first quarter of 1997.

Competition. The Corporation is the largest bank in the area, with approximately 65 percent of those deposits held by independent banks. It is estimated that the Corporation holds 37 percent of total deposits in its trade area including the offices of those state-wide and multi-state bank holding companies located in our trade area. Competition in the trade area consists of six state-wide and multi-state bank holding companies, one independent bank, two offices of a regional bank, and five credit unions.

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

                                    December 31,
                                1998             1997
Commercial                  $  85,536           64,247
Consumer                       66,526           66,059
Real estate - commercial       65,165           56,404
Real estate - construction     16,686            8,657
Real estate - mortgage         94,686           95,703
      Total loans           $ 328,599          291,070

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

Except for unused home equity lines totaling $27,008 at December 31, 1998, and $14,526 at December 31, 1997, the Corporation may not require collateral or other security to support the following financial instruments with credit risk (in thousands):

                                                    December 31,
                                                1998            1997
                                                  Contract Amounts
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit                 $  86,583        63,194
Standby letters of credit and
  financial guarantees written                   6,252         4,300

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

Employees. The Corporation had 212 full-time equivalent employees as of December 31, 1998, of which 66 were officers.

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

AVERAGE BALANCE SHEET
                                                         1998
                                                                  Average
                                           Average     Income/    Yield/
(thousands)                                Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $ 312,369      29,980      9.60%
Securities:
   Taxable                                  49,206       3,082      6.26
   Nontaxable (2)                           46,425       3,452      7.44
     Total securities                       95,631       6,534      6.83
Federal funds sold                           9,518         507      5.33
     Total interest-earning assets         417,518      37,021      8.87
Allowance for loan losses                   (4,401)
Cash and due from banks, noninterest-
   bearing                                  10,415
Bank premises and equipment, net            12,642
Other real estate owned                         37
Other assets                                 4,788
     Total assets                        $ 440,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposit:
   Demand and savings                    $ 105,744        2,958     2.80%
   Time                                    173,533        9,801     5.65
   Certificates of deposit of
     $100,000 and over                      49,607        2,870     5.79
     Total interest-bearing deposits       328,884       15,629     4.75
Federal funds purchased and securities
   sold under agreements to repurchase       6,496          261     4.02
Other borrowed funds                        22,612        1,283     5.67
ESOP debt                                      874           76     8.70
Subordinated capital notes                       0            0     0.00
     Total interest-bearing liabilities    358,866       17,249     4.81
Demand deposits, noninterest-bearing        36,239
Other liabilities                            3,539
Stockholders' equity                        42,355
     Total liabilities and stockholders'
       equity                            $ 440,999

Interest income and rate earned                       $  37,021      8.87%
Interest expense and rate paid                           17,249      4.81
Interest rate spread                                                 4.06
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                          $  19,772      4.74%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1998.

AVERAGE BALANCE SHEET
                                                        1997
                                                                  Average
                                           Average     Income/    Yield/
(thousands)                                Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $ 278,824      26,959      9.67%
Securities:
   Taxable                                  55,721       3,641      6.53
   Nontaxable (2)                           46,581       3,596      7.72
     Total securities                      102,302       7,237      7.07
Federal funds sold                           6,376         344      5.40
     Total interest-earning assets         387,502      34,540      8.91
Allowance for loan losses                   (4,316)
Cash and due from banks, noninterest-
   bearing                                  11.061
Bank premises and equipment, net            11,965
Other real estate owned                         77
Other assets                                 4,719
     Total assets                        $ 411,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $  96,485       2,823       2.93%
   Time                                    174,225      10,071       5.78
   Certificates of deposit of
      $100,000 and over                     36,724       2,148       5.85
     Total interest-bearing deposits       307,434      15,042       4.89
Federal funds purchased and securities
   sold under agreements to repurchase       5,849         250       4.27
Other borrowed funds                        24,469       1,385       5.66
ESOP debt                                      942          88       9.34
Subordinated capital notes                       0           0       0.00
     Total interest-bearing liabilities    338,694      16,765       4.95
Demand deposits, noninterest-bearing        31,358
Other liabilities                            2,941
Stockholders' equity                        38,015
     Total liabilities and stockholders'
     equity                              $ 411,008

Interest income and rate earned                      $  34,540       8.91%
Interest expense and rate paid                          16,765       4.95
Interest rate spread                                                 3.96
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $  17,775       4.59%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1997.

AVERAGE BALANCE SHEET
                                                        1996
                                                                  Average
                                           Average     Income/    Yield/
(thousands)                                Balance     Expense    Rate
ASSETS
Loans (net of unearned income)(1)(2)     $ 257,571     25,227       9.79%
Securities:
   Taxable                                  47,420      2,998       6.32
   Nontaxable(2)                            45,660      3,603       7.89
     Total securities                       93,080      6,601       7.09
Federal funds sold                           3,496        188       5.38
     Total interest-earning assets         354,147     32,016       9.04
Allowance for loan losses                   (4,116)
Cash and due from banks, noninterest-
   bearing                                   8,524
Bank premises and equipment, net             6,772
Other real estate owned                        277
Other assets                                 4,363
     Total assets                        $ 369,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $  91,380       2,675       2.93%
   Time                                    164,236       9,497       5.78
   Certificates of deposit of $100,000
     and over                               32,219       1,856       5.76
     Total interest-bearing deposits       287,835      14,028       4.87
Federal funds purchased and securities
  sold under agreements to repurchase        5,461        229        4.19
Other borrowed funds                         9,846        574        5.83
ESOP debt                                    1,469        118        8.03
Subordinated capital notes                     661         67       10.14
    Total interest-bearing liabilities     305,272     15,016        4.92
Demand deposits, noninterest-bearing        27,862
Other liabilities                            2,583
Stockholders' equity                        34,250
     Total liabilities and
     stockholders' equity                $ 369,967

Interest income and rate earned                     $  32,016        9.04%
Interest expense and rate paid                         15,016        4.92
Interest rate spread                                                 4.12

NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                        $  17,000        4.80%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1996.

RATE/VOLUME VARIANCE
                            1998 Compared to 1997     1997 Compared to 1996

                                   Due to  Due to            Due to  Due to
(thousands)                Change  Volume  Rate      Change  Volume  Rate
INTEREST INCOME
Loans                     $ 3,021   3,231   (210)     1,732   2,068   (336)
Securities:
  Taxable                    (559)   (417)  (142)       643     534    109
  Nontaxable                 (144)    (12)  (132)        (7)     72    (79)
Federal funds sold            163     168     (5)       156     155      1
      Total                 2,481   2,970   (489)     2,524   2,829   (305)

INTEREST EXPENSE
Demand and savings            135     265   (130)       148     148      0
Time                         (270)    (40)  (230)       574     578     (4)
Certificates of deposit
   of $100,0000 and over      722     749    (27)       292     262     30
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  11      27    (16)        21      16      5
Other borrowed funds         (102)   (105)     3        811     840    (29)
ESOP debt                     (12)     (6)    (6)       (30)    (47)    17
Subordinated capital notes      0       0      0        (67)    (33)   (34)
      Total                   484     890   (406)     1,749   1,764    (15)

Net interest income       $ 1,997   2,080    (83)       775   1,065   (290)

Variances caused by changes in rate times the changes in volume are allocated equally.

SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                 December 31,
(thousands)                             1998        1997        1996
U.S. Treasury                       $  7,164       8,162        5,647
U.S. Government agencies and
  corporations                        19,624      47,020       37,989
States and political subdivisions     11,648       3,070        4,047
Other securities                      18,796       4,604        7,203
   Totals                           $ 57,232      62,856       54,886

SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             1998        1997         1996
U.S. Treasury                       $    --          --           --
U.S. Government agencies and
  corporations                           --           --          500
States and political subdivisions     38,322      42,360       42,394
Other securities                          30          60          195
   Totals                           $ 38,352      42,420       43,089

SECURITIES--MATURITY/YIELD SCHEDULE
                                         As of December 31, 1998
                                       Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                $   3,088       3,110         6.27
   1 through 5 years                2,001       2,047         6.00
   6 through 10 years               2,057       2,092         6.02
     Total                          7,146       7,249         6.12
U.S. Government
   agencies and corporations:
   Within 1 year                      400         407         8.58
   1 through 5 years                4,600       4,619         5.75
   6 through 10 years              12,556      12,640         6.74
   Over 10 years                    1,870       1,873         6.27
     Total                         19,426      19,539         6.50
State and political
   subdivisions:
   Within 1 year                      100         100         5.59
   1 through 5 years                2,729       2,785         7.48
   6 through 10 years               5,691       5,783         6.49
   Over 10 years                    2,917       2,980         6.60
     Total                         11,437      11,648         6.75
Other securities:
   Within 1 year                      499         509        10.00
   1 through 5 years               15,298      15,292         4.99
   6 through 10 years                 613         611         6.22
   Over 10 years                    2,384       2,384         7.05
     Total                         18,794      18,796         5.43

                                $  56,803      57,232         6.15

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

SECURITIES--MATURITY/YIELD SCHEDULE
                                         As of December 31, 1998
                                       Securities Held-To-Maturity
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                $      0             0         0.00%
   1 through 5 years                   0             0         0.00
   6 through 10 years                  0             0         0.00
     Total                             0             0         0.00
U.S. Government
   agencies and corporations:
   Within 1 year                       0             0         0.00
   1 through 5 years                   0             0         0.00
   6 through 10 years                  0             0         0.00
   Over 10 years                       0             0         0.00
     Total                             0             0         0.00
State and political subdivisions:
   Within 1 year                   3,330         3,357         7.10
   1 through 5 years              21,977        22,652         7.52
   6 through 10 years             12,736        13,316         7.55
   Over 10 years                     279           286         7.90
     Total                        38,322        39,611         7.49
Other securities:
   Within 1 year                      30            30         9.80
   1 through 5 years                   0             0         0.00
   6 through 10 years                  0             0         0.00
   Over 10 years                       0             0         0.00
      Total                           30            30         9.80
                                $ 38,352        39,641         7.49

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

TYPES OF LOANS
                                               December 31,
                                  1998            1997            1996
                                      % of            % of            % of
(thousands)                   Amount  Total   Amount  Total   Amount  Total
Commercial                 $  85,536   26.0   64,247   22.0   56,461   20.7
Consumer                      66,526   20.3   66,059   22.7   62,906   23.0
Real estate - commercial      65,165   19.8   56,404   19.4   52,232   19.1
Real estate - construction    16,686    5.1    8,657    3.0    4,926    1.8
Real estate - mortgage        94,686   28.8   95,703   32.9   96,856   35.4
                           $ 328,599  100.0  291,070  100.0  273,381  100.0

TYPES OF LOANS
                                         December 31,
                                      1995           1994
                                         % of            % of
(thousands)                      Amount  Total   Amount  Total
Commercial                    $  52,374   20.7   42,237   19.4
Consumer                         61,888   24.5   54,155   24.8
Real estate - commercial         52,075   20.6   49,858   22.9
Real estate - construction        9,600    3.8    7,936    3.6
Real estate - mortgage           76,505   30.3   63,831   29.3
                              $ 252,442  100.0  218,017  100.0

LOAN MATURITIES AND INTEREST SENSITIVITY
                                           As of December 31, 1998
                                              One
                                   Within     Through     Over
(thousands)                        One Year   Five Years  Five Years  Total
Commercial:
   Fixed interest rates          $  7,426      19,010      17,883     44,319
   Floating interest rates         40,898         319         ---     41,217
     Total                         48,324      19,329      17,883     85,536
Real estate-commercial:
   Fixed interest rates             3,215       5,714      17,649     26,578
   Floating interest rates         35,243       2,783         561     38,587
     Total                         38,458       8,497      18,210     65,165
Real estate-construction:
   Fixed interest rates               499       2,213       4,158      6,870
   Floating interest rates          9,816         ---         ---      9,816
     Total                         10,315       2,213       4,158     16,686
                                 $ 97,097      30,039      40,251    167,387

NONPERFORMING ASSETS AND PAST DUE LOANS
                                                December 31,
(thousands)                      1998     1997     1996      1995      1994
Nonaccrual loans             $  1,109      893      573     1,769       857
Restructured loans                 --       --       --        --        --
Other real estate owned            30       98      185       387       444
 Total nonperforming assets     1,139      991      758     2,156     1,301

Accruing loans past due
   90 days                   $    161      196      595        43       365

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                       1998     1997     1996     1995     1994
Pro forma interest-nonaccrual
 loans                           $ 105       92       60      161       90
Recorded interest-nonaccrual
 loans                           $   1        3        3        1        1

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

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(thousands)                        1998     1997     1996     1995     1994
AVERAGE LOANS OUTSTANDING       $ 312,369  278,824  257,571  234,904  209,668

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period    $   4,291    4,179    3,988    3,815    3,471
Provision for loan losses           1,135      550      595      300      360
                                    5,426    4,729    4,583    4,115    3,831

Loans charged off:
   Commercial                         507       42      122       27       80
   Consumer                           441      402      402      326      317
   Real estate - commercial            --       25       21       12       55
   Real estate - construction          --       --       --       --       --
   Real estate - mortgage              22      159       15       --       64
     Total loans charged off          970      628      560      365      516

Recovery of loans previously
  charged off:
   Commercial                          54       17       29       36       80
   Consumer                           130      134      125      142      155
   Real estate - commercial            --       37        2       24      210
   Real estate - construction          --        2       --       --       --
   Real estate - mortgage              --       --       --       36       55
     Total recoveries                 184      190      156      238      500
Net loans charged off                 786      438      404      127       16
Balance, end of period          $   4,640    4,291    4,179    3,988    3,815

Net charge-offs to average
  loans outstanding                  0.25%    0.16     0.16     0.05     0.01

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                     December 31,
(thousands)                          1998      1997     1996     1995     1994
Commercial                        $ 2,388     1,218      961      652      603
Consumer                              841       792      487      391      208
Real estate - commercial              418       649      738      412      242
Real estate - construction             58       161       28       69       11
Real estate - mortgage                621       688      743      612      248
Unassigned portion of allowance       314       783    1,222    1,852    2,503
                                  $ 4,640     4,291    4,179    3,988    3,815

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 1998 is adequate to cover potential loan losses inherent in the loan portfolio.

DEPOSIT MATURITIES
                                As of December 31, 1998
                                   Mature Within
                                               Over Six
                       Three     Over Three    Months
                       Months    Months        Through     Over
                       or        Through       Twelve      Twelve
(thousands)            Less      Six Months    Months      Months    Total
Certificates of
 deposit and other
 time deposits of
 $100M and over     $   8,481      5,727       18,399      15,937     48,544
All other deposits    102,158     54,392       54,877     126,286    337,713
   Total deposits   $ 110,639     60,119       73,276     142,223    386,257

INTEREST SENSITIVITY ANALYSIS
                                     As of December 31, 1998
                                     Mature or Reprice Within
                                       Over Three
                             Three     Months      Over One
                             Months    Through     Year To    Over
                             or        Twelve      Five       Five
(thousands)                  Less      Months      Years      Years    Total
INTEREST-EARNING ASSETS   $ 121,188    91,028      75,996    40,924   329,136
Loans
Securities:
 Available-for-sale,
   at fair value              4,923    14,913      26,963    10,433    57,232
 Held-to-maturity,
   at amortized cost          1,608     4,092      25,800     6,852    38,352
Other interest-earning
   assets                    10,689        --          --        --    10,689
     Total interest-
     earning assets       $ 138,408   110,033     128,759    58,209   435,409
INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over      $  15,537    18,715      14,292       --     48,544
Time                         50,857    65,157      56,315       39    172,368
All other deposits           68,097    24,903      33,204       --    126,204
Securities sold under
   agreements to
   repurchase                 6,650        --          --       --      6,650
Other borrowed funds         10,283        --       9,963    1,366     21,612
     Total interest-
     bearing
     liabilities          $ 151,424   108,775     113,774    1,405    375,378
Interest sensitivity
 gap per period           $ (13,016)    1,258      14,985   56,804     60,031
Cumulative interest
 sensitivity gap            (13,016)  (11,758)      3,227   60,031         --

Refer to the Bank's 1998 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form
10-K.

Item 2.  Properties

The Corporation has twelve full service offices and one paying and receiving office at the following locations:

                                 Full Service
    1. Christiansburg Office, 50 North Franklin Street, Christiansburg, Virginia, containing 9,000 square feet;
    2. Blacksburg Office, 601 North Main Street, Blacksburg, Virginia, containing 8,750 square feet;
    3. Riner Office, Route 8, Riner, Virginia, containing 1,600 square feet;
    4. Hills Office, l340 Roanoke Street, Christiansburg, Virginia, containing 1,200 square feet;
    5. Radford Office, 50 First Street, Radford, Virginia, containing 8,000 square feet;
    6. New River Valley Mall Office, 646 New River Road, Christiansburg, Virginia, containing 917 square feet.
    7. Corporate Research Center Office, 1872 Pratt Drive, Suite 1125, Blacksburg, Virginia, containing 360 square feet.
    8. Shawsville Office, 250 Alleghany Spring Road, Shawsville, Virginia, containing 2,712 square feet.
    9. Dublin Office, 2 Town Center Drive, Dublin, Virginia, containing 2,640 square feet.
   10. FNB Center, 105 Arbor Drive, Christiansburg, Virginia, containing 72,816 square feet.
   11. Wytheville Office, 280 West Main Street, Wytheville, Virginia, containing 3,000 square feet.
   12. South Main Blacksburg Office, 1206 South Main Street, Blacksburg, Virginia, containing 1,100 square feet.

                             Paying and Receiving
   13. Foothills Office, 1580 North Franklin Street, Christiansburg, Virginia, containing 652 square feet.

All of such space is used by the Corporation in its operations. The Corporation owns properties 1, 2, 3, 5, 8, 9 and 10 and leases properties 4, 6, 7, 11, 12 and 13 from independent parties on terms which management believes are satisfactory.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1998.
                                   PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has only one (1) class of Common Stock with a Par Value of $5 per share. There were approximately 1,062 stockholders of record as of December 31, 1998, holding 3,722,139 shares of the authorized 10,000,000 shares. The Corporation's stock began appearing on the Nasdaq Stock Market under the symbol FNBP on July 7, 1998. Previously, the stock appeared on the over-the-counter bulletin board under the same symbol. The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 1998 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. The Corporation has consistently paid a semi-annual dividend on its common stock. Beginning in the second quarter of 1997, the dividend payment was changed to a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on the retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 13 of the notes to consolidated financial statements in the Corporation's 1998 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is located in the Corporation's 1998 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is located in the section of the Corporation's 1998 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 1998 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 1998 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

Independent Auditors' Report
Consolidated Balance Sheets - December 31, 1998 and 1997
Consolidated Statements of Income - Years ended December 31, 1998, 1997, and 1996
Consolidated Statements of Comprehensive Income - Years ended December
            31, 1998, 1997, and 1996
Consolidated Statements of Cash Flows - Years ended December 31, 1998,
            1997, and 1996
Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 1998, 1997, and 1996
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                           PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Election of Directors."

Information on executive officers is incorporated by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Officers of the Corporation."

Election of Directors. A total of 2,548,241 shares of a possible 3,384,015 shares or 75.3 percent of eligible shares were voted at the May 12, 1998, stockholders meeting. No class of voting stock withheld or cast against any nominee for Director in aggregate five percent or more of total shares cast by such class.

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation."

Employee Stock Ownership Plan. The Corporation instituted a qualified employee stock ownership plan in 1983 which covers substantially all employees. The Corporation makes periodic contributions to the plan that are used to purchase the Corporation's common stock from available sources. The shares are then allocated among plan participants based upon compensation and years of service. Stock allocated to a particular participant (or its value) is generally distributed upon retirement, death, disability, termination, or (under certain circumstances) attaining a specified age. The plan is administered by a committee appointed by the Corporation's Board of Directors. Information on the Corporation's leveraged ESOP is included in Note 11 of notes to consolidated financial statements, and is incorporated by reference from the Corporation's 1998 Annual Report to Stockholders which is included as
Exhibit 13 to this Form 10-K.

Information on compensation of directors compensation committee and executive compensation matters is incorporated by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference from the Corporation's Proxy Statement under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 5, 1999.

Executive Officers. The persons currently serving as executive officers of the Corporation and their security ownership, are as follows:

                                                             Percent of
                                      Number Shares Owned    Outstanding
Name (Age)          Title             as of 3/5/99(A)(B)     Shares

Samuel H.        Chairman & Chief             147,343           3.96
Tollison (66)    Executive Officer

Julian D.        President & Chief           42,174           1.13
Hardy, Jr. (49)  Administrative Officer


(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)   Includes estimated 1998 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Election of Directors."

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

Information on transactions with management is incorporated herein by reference from the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Transactions with Management."

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

 a(3). Exhibits.
       See Index to Exhibits

 b.    Reports on Form 8-K.
       The Corporation did not file any reports on Form 8-K during the fourth quarter of 1998.

 c.    Exhibits.
       Included in item 14a(3) above

 d.    Financial Statement Schedules.
       Included in item 14a(2) above

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FNB Corporation



                              By: s/Julian D. Hardy, Jr.
                                  Julian D. Hardy, Jr.
                                  President & Chief Administrative Officer


                              By: s/Daniel A. Becker
                                  Daniel A. Becker
                                  Chief Financial Officer

                              Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

Signature                                    Date


s/Kendall O. Clay                           March 29, 1999
  Kendall O. Clay


s/Daniel D. Hamrick                         March 29, 1999
  Daniel D. Hamrick


s/Julian D. Hardy, Jr.                      March 29, 1999
  Julian D. Hardy, Jr.


s/Joan H. Munford                           March 29, 1999
  Joan H. Munford


s/Samuel H. Tollison                        March 29, 1999
  Samuel H. Tollison

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 1998 Annual Report to Stockholders included within this document as an Exhibit:

      Independent Auditors' Report

      Consolidated Balance Sheets --
            December 31, 1998 and 1997

      Consolidated Statements of Income -- Years
            Ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Comprehensive Income -- Years
            Ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows -
            Years Ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Changes in
            Stockholders' Equity -- Years Ended
            December 31, 1998, 1997, and 1996

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

(3)(ii)     Registrant's Bylaws
            Registrant's Bylaws, filed with the Commission as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(10)        Material Contracts

(10)A Employment agreement dated September 11, 1997 between Samuel H. Tollison, First National Bank, and Registrant, filed with the Commission as Exhibit (10)A on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference. This agreement was terminated under the terms of the Consulting and Noncompetition Agreement referred to in Exhibit (10)D below.

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

(10)C Change in control agreements with eight senior officers of First National Bank. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

           (1) Carol H. Brockmeyer, Senior Vice President, Director, Relationship Banking, dated July 1, 1998
           (2)   Darlene S. Lancaster, Senior Vice President, Manager,
                 Mortgage Loan Department, dated August 25, 1997
           (3)   R. Bruce Munro, Senior Vice President, Chief Credit
                 Administration Officer, dated August 25, 1997
           (4) Woody B. Nester, Senior Vice President, Cashier, dated August 25, 1997
           (5) Fred L. Newhouse, Jr., Senior Vice President, Branch Administrator, dated August 25, 1997
           (6)   Peter A. Seitz, Executive Vice President, dated August 25,
                 1997
           (7) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997
           (8)   Litz H. Van Dyke, Executive Vice President, dated August 25,
                 1997

(10)D Consulting and Noncompetition Agreement With Put Option dated January 15, 1999, between Samuel H. Tollison and Registrant.

(13)        1998 Annual Report to Stockholders

(21)        Subsidiaries of the Registrant

(27)        Financial Data Schedule