Form 10-Q
period 1999-03-31
FNB CORP \VA\
filed 1999-05-13
CIK 1010961

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

For the quarterly period ended March 31, 1999
                                     or

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


                3,722,139 shares outstanding as of March 31, 1999

                            FNB CORPORATION AND SUBSIDIARIES


                                   TABLE OF CONTENTS


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

1. Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 (unaudited);

2. Unaudited Consolidated Statements of Income for the three-month periods ended March 31, 1999 and 1998;

3. Unaudited Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 1999 and 1998;

4. Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 1999 and 1998.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 1999
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                   $  10,582
Federal funds sold                                              240
Securities available-for-sale, at fair value                 55,860
Securities held-to-maturity, at amortized cost
(market value $38,969)                                       37,771
Mortgage loans held for sale                                  1,765
Loans:
Commercial                                                   96,591
Consumer                                                     65,638
Real estate - commercial                                     67,516
Real estate - construction                                   19,600
Real estate - mortgage                                       96,130
Total loans                                                 345,475
Less unearned income                                              0
Loans, net of unearned income                               345,475
Less allowance for loan losses                                4,936
Loans, net                                                  340,539
Bank premises and equipment, net                             13,128
Other real estate owned                                          30
Other assets                                                  5,488
Total assets                                              $ 465,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits                          40,715
Interest-bearing demand and savings deposits                123,681
Time deposits                                               172,440
Certificates of deposit of $100,000 and over                 52,127
Total deposits                                              388,963
Federal funds purchased and securities sold under
agreements to repurchase                                      5,850
Other borrowed funds                                         21,938
Other liabilities                                             3,268
            Total liabilities                               420,019
Stockholders' equity:
Common stock, $5.00 par value, Authorized 10,000,000
  shares; issued and outstanding 3,722,139 shares            18,611
Surplus                                                      19,320
Unearned ESOP shares (107,018 shares)                        (1,934)
Retained earnings                                             9,284
Accumulated other comprehensive income                          103
Total stockholders' equity                                   45,384
Total liabilities and stockholders' equity                $ 465,403

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 1998
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                   $  11,875
Federal funds sold                                           10,600
Securities available-for-sale, at fair value                 57,232
Securities held-to-maturity, at amortized cost
(market value $39,641)                                       38,352
Mortgage loans held for sale                                  1,646
Loans:
Commercial                                                   85,536
Consumer                                                     66,526
Real estate - commercial                                     65,165
Real estate - construction                                   16,686
Real estate - mortgage                                       94,686
Total loans                                                 328,599
Less unearned income                                              -
Loans, net of unearned income                               328,599
Less allowance for loan losses                                4,640
Loans, net                                                  323,959
Bank premises and equipment, net                             12,977
Other real estate owned                                          30
Other assets                                                  5,245
Total assets                                              $ 461,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits                          39,141
Interest-bearing demand and savings deposits                126,204
Time deposits                                               172,368
Certificates of deposit of $100,000 and over                 48,544
Total deposits                                              386,257
Securities sold under agreements to repurchase                6,650
Other borrowed funds                                         21,612
Other liabilities                                             2,996
      Total liabilities                                     417,515
Stockholders' equity:
Common stock, $5.00 par value. Authorized 10,000,000
shares; issued and outstanding 3,722,139 shares              18,611
Surplus                                                      19,320
Unearned ESOP shares (117,660 shares)                        (2,120)
Retained earnings                                             8,307
Accumulated other comprehensive income                          283
Total stockholders' equity                                   44,401
Total liabilities and stockholders' equity                $ 461,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 1999 and 1998
In Thousands, Except Share and Per Share Data
(Unaudited)

                                                      1999         1998
Interest Income:
   Interest and fees on loans                     $   7,656        6,962
   Interest on securities:
Taxable                                                 693          895
Nontaxable                                              605          571
   Interest on federal funds sold                        71          155
Total interest income                                 9,025        8,583
Interest expense:
   Interest on interest-bearing
      demand and savings deposits                       686          709
   Interest on time deposits                          2,336        2,498
   Interest on certificates of deposit
of $100,000 and over                                    807          736
   Interest on federal funds purchased
and securities sold under
      agreements to repurchase                           56           52
   Interest on other borrowed funds                     314          327
   Interest on ESOP debt                                  0           36
Total interest expense                                4,199        4,358
Net interest income                                   4,826        4,225
Provision for loan losses                               289          110
   Net interest income after
        provision for loan losses                     4,537        4,115
Noninterest income:
   Service charges on deposit accounts                  325          265
   Loan origination fees                                102           70
   Other service charges and fees                       159          125
   Other income                                         327          184
   Securities gains (losses), net                         0           25
Total noninterest income                                913          669
Noninterest expense:
   Salaries and employee benefits                     1,767        1,642
   Occupancy and equipment expense, net                 601          509
   Credit card expense                                  145          115
   Supplies expense                                     119          124
   FDIC assessment expense                               22           11
   Other expenses                                       721          570
Total noninterest expense                             3,375        2,971
Income before income tax expense                      2,075        1,813
Income tax expense                                      484          404
   Net income                                     $   1,591        1,409
   Net income per share (as restated)             $    0.44         0.39
   Dividends declared per share
(as restated)                                     $    0.17          .15
   Average number of shares
        outstanding (as restated)                 3,614,368    3,591,837

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 1999 and 1998
In Thousands
(unaudited)

                                                     1999     1998
Net Income                                       $   1,591    1,409
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                                   (273)      51
      Less: reclassification adjustment
         for (gains) losses included in
         net income                                     --      (25)

Other comprehensive income (loss)
      before tax                                      (273)      26

Income tax effect of items of other
      comprehensive income                              93       (9)

Other comprehensive income (loss),
      net of tax                                      (180)      17

Comprehensive Income                             $   1,411    1,426

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 1999 and 1998
In Thousands
(Unaudited)                                           Three Months Ended
                                                           March 31,
                                                         1999      1998
Cash flows from operating activities:
Net income                                            $  1,591     1,409
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                  289       110
Depreciation and amortization of bank
            premises and equipment                         250       268
ESOP compensation                                          186       302
Amortization of premiums and accretion
of discounts, net                                          108        36
Gain on sale of securities, net                             --       (25)
Net (gain) loss on sale of fixed assets and
other real estate                                           (9)        4
Net increase in mortgage loans held for sale              (119)   (2,025)
Increase in other assets                                  (243)     (204)
Increase in other liabilities                              272       685
Net cash provided by operating activities                2,325       560

Cash flows from investing activities:
Net (increase) decrease in federal funds sold           10,360    (5,320)
Proceeds from calls and maturities of
securities available-for-sale                            3,219    13,417
Proceeds from calls and maturities of
securities held-to-maturity                                590       790
Purchase of securities available-for-sale               (2,019)   (4,815)
Net increase in loans                                  (16,847)   (9,025)
Proceeds from sale of other real estate owned               30        10
Recoveries on loans previously charged off                  37        72
Bank premises and equipment expenditures                  (401)     (418)
Net cash used in investing activities                   (5,031)   (5,289)

Cash flows from financing activities:
Net increase in deposits                                 2,706     8,221
Net decrease in federal funds purchased and
      securities sold under agreements
to repurchase                                             (800)     (260)
Net increase (decrease) in other borrowed funds            326    (3,615)
Principal payments on ESOP debt                           (186)     (302)
       Dividends paid                                     (614)     (551)
Dividends on unallocated ESOP shares                       (19)      (24)
Proceeds from sale of shares to ESOP                        --     1,400
        Net cash provided by financing
             activities                                  1,413     4,869
Net increase (decrease) in cash and due from banks      (1,293)      140
Cash and due from banks at beginning of period          11,875    14,406

Cash and due from banks at end of period              $ 10,582    14,546

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 1999 and 1998
In Thousands
(Unaudited)

                                                        1999       1998
Balance, beginning of period                        $  44,401     40,213
Net income for period                                   1,591      1,409
Cash dividends                                           (614)      (551)
ESOP shares allocated upon loan repayment                 186        302
Change in accumulated other comprehensive income         (180)        17

Balance, end of period                              $  45,384     41,390

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 1999 and 1998
In Thousands, Except Share Data
(Unaudited)


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

            The Corporation had no trading securities at December 31, 1998, or March 31, 1999. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

(2)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,145 and $1,113 at March 31, 1999 and December 31, 1998, respectively.

(3)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at March 31, 1999 and December 31, 1998:

                                        Gross       Gross        Approx.
                             Amortized  Unrealized  Unrealized   Fair
March 31, 1999               Costs      Gains       Losses       Values
U.S. Treasury              $  6,052        56          --         6,108
U.S. Government agencies
and corporations             17,241        57          --        17,298

States and political
subdivisions                 11,660       167          --        11,827
Other securities             20,752        --        (125)       20,627
       Totals              $ 55,705       280        (125)       55,860

                                        Gross       Gross       Approx.
                            Amortized   Unrealized  Unrealized  Fair
December 31, 1998           Costs       Gains       Losses      Values
U.S. Treasury               $  7,062      102          --        7,164
U.S. Government agencies
and corporations              19,511      120          (7)      19,624

States and political
subdivisions                  11,436      231         (19)      11,646
Other securities              18,794       16         (14)      18,796
       Totals               $ 56,803      469         (40)      57,232

      The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                               Amortized    Fair
March 31, 1999                                 Costs        Values
Due in one year or less                       $  6,866       6,888
Due after one year through five years           19,796      19,761
Due after five years through ten years          20,088      20,232
Due after ten years                              8,955       8,979

Totals                                        $ 55,705      55,860

      Realized gains and losses on securities available-for-sale were not material in 1999.

      Gross gains of $47 and gross losses of $5 were realized on sales and calls of securities available-for-sale through March 31, 1998.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $18,164 at March 31, 1999 and $17,887 at December 31, 1998.

(4)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at March 31, 1999 and December 31, 1998 are as follows:

                                       Gross       Gross        Approx.
                         Amortized     Unrealized  Unrealized   Fair
March 31, 1999           Costs         Gains       Losses       Values
States and political
subdivisions             $ 37,771       1,198         --        38,969

Totals                   $ 37,771       1,198         --        38,969

                                      Gross       Gross        Approx.
                         Amortized    Unrealized  Unrealized   Fair
December 31, 1998        Costs        Gains       Losses       Values
States and political
subdivisions             $ 38,322      1,289         --        39,611

Other securities               30         --         --            30

Totals                   $ 38,352      1,289         --        39,641

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                           Amortized    Fair
March 31, 1999                             Costs        Values
Due in one year or less                   $  4,499       4,528
Due after one year through five years       21,083      21,749
Due after five years through ten years      11,910      12,407
Due after ten years                            279         285
Totals                                    $ 37,771      38,969

      Realized gains and losses on securities held-to-maturity were not material in 1999 or 1998.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $18,796 at March 31, 1999 and $18,386 at December 31, 1998.

(5)   Loans

      At March 31, 1999 and December 31, 1998, there were direct loans to executive officers and directors of $3,866 and $6,167, respectively. In addition, there were loans of $8,616 and $6,324 at March 31, 1999 and December 31, 1998, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

      At March 31, 1999 and December 31, 1998, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $40,120 and $37,994, respectively.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                               Quarter Ended
                                                  March 31
                                               1999     1998
Balance at beginning of period               $ 4,640    4,291
Provisions for loan losses                       289      110
Loan recoveries                                   37       72
Loan charge-offs                                 (30)     (74)

Balance at end of period                     $ 4,936    4,399

Nonperforming assets consist of the following:

                                   March 31        December 31
                                     1999              l998
Nonaccrual loans                  $  1,551             1,109
Other real estate owned                 30                30

Total nonperforming assets        $  1,581             1,139

      The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                          Three Months Ended
                                              March 31,
                                           1999        1998
Proforma interest - nonaccrual loans       $ 36          20
Recorded interest - nonaccrual loans          1           -

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 1999.

(7)   Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                    March 31       December 31,
                                      1999             1998
Land                               $  1,515            1,515
Buildings                             9,514            9,355
Furniture and equipment               7,881            7,641
Leasehold improvements                  430              428
Construction in progress                613              613
                                     19,953           19,552
Less accumulated depreciation
      and amortization                6,825            6,575
Totals                             $ 13,128           12,977

(8)   Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $21,388 and $21,304 on March 31, 1999 and December 31, 1998, respectively. The interest rates on the advances range from 5.01 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)   Employee Benefit Plans

      The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. In February 1998, the Corporation sold 60,215 shares to the ESOP for $23.25 per share. The ESOP borrowed $1,400 from another financial institution to finance the purchase. During the third quarter of 1998, First National Bank purchased all ESOP loans from the outside financial institution which had originally financed them. Consequently, in the March 31, 1999 and December 31, 1998 consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts are reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

      In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participants' contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $35 and $27 for the three-month periods ended March 31, 1999 and 1998, respectively.

(10)  Income Taxes

      The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.

(11)  Restrictions on Payment of Dividends

      Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Corporation's Bank subsidiary in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1999 dividends of the Bank (unless prior regulatory approval is obtained) to $7,467 plus year-to-date 1999 net profits as of the declaration date.

(12)  Supplemental Cash Flow Information

      The Corporation paid $4,343 and $4,355 for interest and it paid $403 and $325 for income taxes for the three-month periods ended March 31, 1999 and 1998, respectively.

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

      Except for unused home equity lines totaling $27,665 at March 31, 1999, and $27,008 at December 31, 1998, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                 March 31,       December 31,
                                                    1999             1998
                                                      Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit          $ 88,454         86,583
            Standby letters of credit and
                  financial guarantees written       5,586          6,252

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

(15)  Concentrations of Credit Risk

      The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $43 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

1999 Compared to 1998

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $4,826 for the three months ended March 31, 1999, an increase of $601 from the same period in 1998. The increase in net interest income in the first three months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $28,944 (7.11%) for the first three months of 1999 over the respective prior year period. The largest component of the increase in earning assets was average loans, reflecting an increase of $42,136 (14.31%) for the first three months of 1999. Growth in the loan portfolio was concentrated in commercial and real estate loans. Commercial loans reflected an increase of $26,182 for the first three months of 1999. Real estate loans increased $21,746 for the first three months of 1999. Average securities
decreased $7,544 (7.41%) for the first three months of 1999.    Average
Federal Funds sold decreased $5,648 (50.22%) for the first three months of 1999. Securities and Federal Funds sold were used as a source of funds as needed and as an alternative investment for funds in excess of loan demand.

Average interest-bearing liabilities increased $25,815 (7.38%) for the first three months of 1999 over the respective prior year period. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $25,678 for the first three months of 1999. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $10,179 for the first three months of 1999 and in demand and savings deposits with an increase of $18,860 for the first three months of 1999. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase.

Net interest yield increased to 4.76% from 4.48% for the first three months of 1999 from the comparable prior year period. The yield on average earning assets decreased 15 basis points, to 8.61% from 8.76% for the first three months of 1999 from the comparable prior year period. The cost of interest-bearing liabilities decreased 52 basis points, to 4.47% from 4.99% for the first three months of 1999. Overall, 92.5% of the net interest income increase for the first three months of 1999 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the changes in net interest income for the first three months of 1999 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $289 and $110, respectively, for the first three months ended March 31, 1999 and 1998. Net charge-offs were negligible for both quarters. The allowance for loan losses was $4,936, 1.43% of outstanding loans, at March 31, 1999, and $4,640, 1.41% of outstanding loans, at December 31, 1998. The provision for loan losses was increased in anticipation of additional write downs relating to one commercial customer.
As a result, the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $913 and $669, respectively, for the first three months ended March 31, 1999 and 1998. The increase in noninterest income resulted primarily from an increase in loan origination fees due to mortgage volume, non-sufficient fund check charges due to higher pricing and volume, trust fees, and gain on sale of other real estate. These increases were partially offset by reductions in other areas, most notably in net gains on the sale of securities.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $3,375 and $2,971, respectively, for the three months ended March 31, 1999 and 1998. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, advertising and online banking expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel. The increases in occupancy and equipment expense resulted from an increase in depreciation expense for furniture and fixtures, which was related to a new telephone system and document imaging system. Leased property expense increased as a result of the new Wytheville office which opened in May 1998. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 23.3% and 22.3%, respectively, for the three months ended March 31, 1999 and 1998. The increase in the rate was due to a reduction in the anticipated dividends paid deduction, and a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at March 31, 1999, were $465,403, compared to $461,916 at December 31, 1998. Total loans were $345,475 at March 31, 1999, an increase of $16,876 from December 31, 1998. Loan growth was concentrated in the commercial, real estate-commercial and construction portfolios and amounted to $16,320. Federal Funds sold decreased $10,360 and securities decreased $1,953. Proceeds from both were used to partially fund loan demand.

Total deposits at March 31, 1999, were $388,963, an increase of $2,706 from December 31, 1998. Certificates of deposit of $100 and over increased $3,583 and noninterest-bearing demand deposits increased $1,574 since year end.
These increases were partially offset by a decrease of $2,523 in interest bearing demand and savings deposits since year end 1998. New noninterest-bearing demand deposits account for approximately $1,519 of the increase. Interest bearing public fund certificates of deposit of $100 and over increased $2,049. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at March 31, 1999, were $21,938, an increase of $326 from December 31, 1998. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

The Employee Stock Ownership Plan (ESOP) debt was $1,975 at March 31, 1998. This debt, which included an additional $1,400 of new debt issued by the ESOP in the first quarter of 1998, is not reflected in the balance sheet as of March 31, 1999, because of the repurchase of the ESOP loans by the banking subsidiary of FNB Corporation. The ESOP debt and the related loans have been eliminated in consolidation. The new debt financed the purchase by the ESOP of $1,400 of newly issued stock of the Corporation.

Stockholders' Equity

Stockholders' equity was $45,384 at March 31, 1999, compared to $44,401 at December 31, 1998. This increase of $983 was the net result of earnings retention, a decrease of $180 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $186 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At March 31, 1999, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 1999, totaled $48 compared to $161 at December 31, 1998. In addition, nonaccrual loans and other real estate owned totaled $1,581 at March 31, 1999, compared to $1,139 at December 31, 1998. The increase in nonaccrual loans can be attributed to one commercial customer. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan bank of Atlanta; in excess of $39,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of March 31, 1999, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $35,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1999 dividends of the bank (unless prior regulatory approval is obtained) to $7,467 plus year-to-date 1999 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1999. During the first three months of 1999 the bank paid $665 in dividends to the holding company.

Other Matters

Year 2000 Readiness Disclosure A number of electronic systems utilize a two-digit field for year references, e.g., "98" for "1998". Such systems may interpret the year reference "00" as referring to the Year 1900 rather than the Year 2000. If these systems are not corrected prior to December 31, 1999, many processing failures could result. This section describes the status of the Corporation's efforts to correct these systems deficiencies.

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

The Corporation does not employ computer programmers and relies heavily on outside vendors to make the necessary software and hardware changes for Year 2000 compliance. All mission-critical service providers delivered Year 2000 upgrades to the Corporation before December 31, 1998. Plans are in place to test these systems before June 30, 1999, by entering various critical future dates into the systems in an off line mode. The Corporation anticipates that all of its systems will be substantially compliant by June 30, 1999.

The Corporation is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators and addressing deficiencies, if necessary. These efforts are currently underway and we anticipate compliance to be achieved in 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, such as automated teller machines. The Corporation had an estimated capital outlay of $1,000 in 1997 and $800 during 1998 on hardware and software equipment. Approximately $55 in related expenses has been recognized through December 31, 1998, in the Statement of Income. Estimated outlays during 1999 for computer hardware and software approximate $75 with an additional $25 for related expenses.

Risks. If the Corporation's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Corporation for improper handling of its assets as well as deposits and other borrowings from its customers. For example, the

Corporation's ability to process interest payments on deposits and other liabilities could be impaired. The Corporation is also at risk if the credit worthiness of a few of its large borrowers or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. Such risks would include a potential negative impact on earnings and financial position to the extent that a significant amount of loans were not
repaid based on contractual terms.   The Corporation is presently monitoring
existing and assessing new large credit customers' Year 2000 plans to ascertain the sufficiency of their remediation efforts and the implication of their actions on their credit worthiness. The Corporation explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

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


                          FNB Corporation


Date  May 12, 1999             By:  s/Julian D. Hardy, Jr.
                               Julian D. Hardy, Jr.
                               President & Chief Administrative Officer



Date  May 12, 1999             By:   s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(10)         Material Contracts

(10)A        Employment agreement dated September 11, 1997 between Samuel H.
             Tollison, First National Bank, and Registrant, filed with the Commission as Exhibit(10)A on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference. This agreement was terminated under the terms of the Consulting and Noncompetition Agreement referred to in Exhibit (10)D below.

(10)B        Employment agreement dated September 11, 1997 between Julian
             D. Hardy, Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10)B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10)C Change in control agreements with nine senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit(10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

           (1) Daniel A. Becker, Senior Vice President, Chief Financial Officer, dated April 1, 1999
           (2) Carol H. Brockmeyer, Senior Vice President, Director Relationship Banking, dated July 1, 1998
           (3) Keith J. Houghton, Senior Vice President, Manager, Commercial Banking, dated April 1, 1999
           (4)   Darlene S. Lancaster, Senior Vice President, Manager,
                 Mortgage Loan Department, dated August 25, 1997
           (5)   R. Bruce Munro, Senior Vice President, Chief Credit
                 Administration Officer, dated August 25, 1997
           (6) Woody B. Nester, Senior Vice President, Cashier, dated August 25, 1997
           (7) Fred L. Newhouse, Jr., Senior Vice President, Branch Administrator, dated August 25, 1997
           (8)   Peter A. Seitz, Executive Vice President, dated August 25,
                 1997
           (9) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997

           (10)  Litz H. Van Dyke, Executive Vice President, dated August
                 25, 1997

           The agreements with Mr. Seitz and Mr. Van Dyke were terminated under the terms of the Employment Agreement referred to in Exhibit
          (10)E below.

(10)D Consulting and Noncompetition Agreement With Put Option dated January 15, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10)D on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10)E Employment agreement dated March 23, 1999 with two executive officers and First National Bank. Both agreements have identical terms and, as such, only a sample copy of the agreement is filed. The officers covered by the agreement are:

           (1)   Peter A. Seitz, Executive Vice President
           (2)   Litz H. Van Dyke, Executive Vice President


(27)  Financial Data Schedule