Form 10-Q
period 1999-06-30
FNB CORP \VA\
filed 1999-08-12
CIK 1010961

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

For the quarterly period ended June 30, 1999
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number:        000-24141
                             FNB Corporation
           (Exact name of registrant as specified in its charter)

Virginia                                                54-1791618
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                No.)

 105 Arbor Drive, Christiansburg, Virginia                  24068
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


               3,722,139 shares outstanding as of June 30, 1999

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

                       FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and six-month periods ended June 30, 1999 and 1998;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and six-month periods ended June 30, 1999 and 1998;

4. Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 1999 and 1998.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 1999
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                       $  11,559
Federal funds sold                                                8,400
Securities available-for-sale, at fair value                     67,095
Securities held-to-maturity, at amortized cost
      (market value $36,073)                                     35,403
Mortgage loans held for sale                                      1,013
Loans:
       Commercial                                               111,455
       Consumer                                                  66,800
       Real estate - commercial                                  67,935
       Real estate - construction                                18,201
       Real estate - mortgage                                    99,541
             Total loans                                        363,932
       Less unearned income                                           -
             Loans, net of unearned income                      363,932
       Less allowance for loan losses                             4,981
             Loans, net                                         358,951
Bank premises and equipment, net                                 13,487
Other real estate owned                                              30
Other assets                                                      5,932
             Total assets                                     $ 501,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Noninterest-bearing demand deposits                       43,865
       Interest-bearing demand and savings deposits             141,929
       Time deposits                                            165,495
       Certificates of deposit of $100,000 and over              46,545
             Total deposits                                     397,834
Federal funds purchased and securities sold under
       agreements to repurchase                                   6,100
Other borrowed funds                                             49,367
Other liabilities                                                 2,719
    Total liabilities                                           456,020
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 3,722,139 shares            18,611
      Surplus                                                    19,320
      Unearned ESOP shares (107,018 shares)                      (1,934)
      Retained earnings                                          10,203
      Accumulated other comprehensive income                       (350)
             Total stockholders' equity                          45,850
             Total liabilities and stockholders' equity       $ 501,870

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 1999 and 1998
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended     Six Months Ended
                                               June 30             June 30
                                          1999       1998      1999      1998
Interest income:
   Interest and fees on loans           $ 8,048      7,323    15,704    14,285
   Interest on securities:
      Taxable                               735        809     1,428     1,704
      Nontaxable                            570        574     1,175     1,145
   Interest on federal funds sold            48         71       119       226
      Total interest income               9,401      8,777    18,426    17,360
Interest expense:
   Interest on interest-bearing
      demand and savings deposits           778        746     1,464     1,455
   Interest on time deposits              2,240      2,468     4,576     4,966
   Interest on certificates of
      deposit of $100,000 and over          729        633     1,536     1,369
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase               88         69       144       121
   Interest on other borrowed funds         448        318       762       645
   Interest on ESOP debt                      0         36         0        72
      Total interest expense              4,283      4,270     8,482     8,628
      Net interest income                 5,118      4,507     9,944     8,732

Provision for loan losses                   300        210       589       320
   Net interest income after
        provision for loan losses         4,818      4,297     9,355     8,412

Noninterest income:
   Service charges on deposit accounts      275        283       600       548
   Loan origination fees                     87        114       189       184
   Other service charges and fees           168        108       327       233
   Other income                             228        184       555       368
   Securities gains (losses), net             0          0         0        25
      Total noninterest income              758        689     1,671     1,358
Noninterest expense:
   Salaries and employee benefits         1,833      1,579     3,600     3,221
   Occupancy and equipment expense, net     626        552     1,227     1,061
   Credit card expense                      193        151       338       266
   Supplies expense                         113        103       232       227
   FDIC assessment expense                    0         10        22        21
   Other expenses                           812        643     1,533     1,213
      Total noninterest expense           3,577      3,038     6,952     6,009
Income before income tax expense          1,999      1,948     4,074     3,761
Income tax expense                          465        445       949       849

   Net income                          $  1,534      1,503     3,125     2,912
   Net income per share                $   0.42       0.42      0.86      0.81
   Dividends declared per share        $   0.17       0.16      0.34      0.31
   Average number of shares
        outstanding                   3,615,121  3,594,115 3,614,883 3,592,976

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 1999 and 1998
In Thousands
(unaudited)

                                           Quarter Ended     Six Months Ended
                                              June 30,            June 30,
                                           1999     1998       1999     1998
Net Income                              $  1,534    1,503      3,125    2,912
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                         (686)     (17)      (959)      34
      Less: reclassification adjustment
         for (gains) losses included in
         net income                           --       --         --      (25)

Other comprehensive income (loss)
      before tax                            (686)     (17)      (959)       9

Income tax effect of items of other
      comprehensive income                   233        6        326        3

Other comprehensive income (loss),
      net of tax                            (453)     (11)      (633)       6

Comprehensive Income                    $  1,081    1,492      2,492    2,918

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 1999 and 1998
In Thousands
(Unaudited)                                                 Six Months Ended
                                                               June 30,
                                                             1999      1998
Cash flows from operating activities:
Net income                                                $  3,125     2,912
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                          589       320
            Depreciation and amortization of bank
                  premises and equipment                       246       543
            ESOP compensation                                  186       302
            Amortization of premiums and accretion
                  of discounts, net                            217        78
            Gain on sale of securities, net                     --       (25)
            Net gain on sale of fixed assets and
                  other real estate                             (9)      (29)
            Net (increase) decrease in mortgage
                  loans held for sale                          633      (878)
            Increase in other assets                          (777)     (755)
            Decrease in other liabilities                     (277)       (8)
                  Net cash provided by operating activities  3,933     2,460
Cash flows from investing activities:
      Net (increase) decrease in federal funds sold          2,200    (2,640)
      Proceeds from calls and maturities of
            securities available-for-sale                    8,533    16,447
      Proceeds from calls and maturities of
            securities held-to-maturity                      2,955     1,130
      Purchase of securities available-for-sale            (19,382)   (9,881)
      Net increase in loans                                (35,340)  (20,592)
      Proceeds from sale of other real estate owned            120       203
      Recoveries on loans previously charged off                91       113
      Bank premises and equipment expenditures                (756)     (516)
            Net cash used in investing activities          (41,579)  (15,736)

Cash flows from financing activities:
      Net increase in deposits                              11,577    11,854
      Net increase (decrease) in federal funds
            purchased and securities sold under agreements
            to repurchase                                     (550)    1,000
      Net increase (decrease) in other borrowed funds       27,755    (1,526)
      Principal payments on ESOP debt                         (186)     (302)
      Dividends paid                                        (1,229)   (1,111)
      Dividends on unallocated ESOP shares                     (37)      (40)
      Proceeds from sale of shares to ESOP                      --     1,400
            Net cash provided by financing
               activities                                   37,330    11,275
Net increase (decrease) in cash and due from banks            (316)   (2,001)
Cash and due from banks at beginning of period              11,875    14,406

Cash and due from banks at end of period                  $ 11,559    12,405

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 1999 and 1998
In Thousands
(Unaudited)

                                                       1999       1998
Balance, beginning of period                       $  44,401     40,213
Net income for period                                  3,125      2,912
Cash dividends                                        (1,229)    (1,111)
ESOP shares allocated upon loan repayment                186        302
Change in accumulated other comprehensive income        (633)         6

Balance, end of period                             $  45,850     42,322

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 1999 and 1998
In Thousands, Except Share Data
(Unaudited)


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

           The Corporation had no trading securities at December 31, 1998, or June 30, 1999. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

           In August 1998, the Corporation declared a 10% dividend to shareholders of record on August 26, 1998. As a result, all share and per share data have been adjusted retroactively to reflect the dividend.

      (i)  Trust Assets

           Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)   Restrictions on Cash

Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,169 and $1,113 at June 30, 1999 and December 31, 1998, respectively.

(3)   Securities Available-for-Sale

The following sets forth the composition of securities available-for-sale, which are reported at fair value, at June 30, 1999 and December 31, 1998:

                                       Gross       Gross       Approx.
                           Amortized   Unrealized  Unrealized  Fair
June 30, 1999              Costs       Gains       Losses      Values
U.S. Treasury             $   5,040       28           --       5,068
U.S. Government agencies
      and corporations       14,131       28         (114)     14,045

States and political
      subdivisions           12,097       73         (203)     11,967
Other securities             36,358        7         (350)     36,015
Totals                    $  67,626      136         (667)     67,095

                                       Gross       Gross       Approx.
                           Amortized   Unrealized  Unrealized  Fair
December 31, 1998          Costs       Gains       Losses      Values
U.S. Treasury             $   7,062      102          --        7,164
U.S. Government agencies
      and corporations       19,511      120          (7)      19,624

States and political
      subdivisions           11,436      231         (19)      11,648
Other securities             18,794       16         (14)      18,796
Totals                    $  56,803      469         (40)      57,232

The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Approx.
                                            Amortized    Fair
June 30, 1999                               Costs        Values
Due in one year or less                    $  17,311     17,291
Due after one year through five years         22,632     22,347
Due after five years through ten years        18,690     18,551
Due after ten years                            8,993      8,906

Totals                                     $  67,626     67,095

Realized gains and losses on securities available-for-sale were not material in 1999.

Gross gains of $29 and gross losses of $5 were realized on sales and calls of securities available-for-sale through June 30, 1998.

The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,646 at June 30, 1999 and $17,887 at December 31, 1998.

(4)   Securities Held-To-Maturity

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at June 30, 1999 and December 31, 1998 are as follows:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
June 30, 1999           Costs       Gains       Losses      Values
States and political
      subdivisions     $  35,403       690       (20)       36,073

Totals                 $  35,403       690       (20)       36,073

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 1998       Costs       Gains       Losses      Values
States and political
      subdivisions     $  38,322     1,289          --       39,611

Other securities              30        --          --           30

Totals                 $  38,352     1,289          --       39,641

The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Approx.
                                           Amortized   Fair
June 30, 1999                              Costs       Values
Due in one year or less                   $  3,569      3,590
Due after one year through five years       20,692     21,112
Due after five years through ten years      10,863     11,094
Due after ten years                            279        277
Totals                                    $ 35,403     36,073

Realized gains and losses on securities held-to-maturity were not material in 1999 or 1998.

The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $19,216 at June 30, 1999 and $18,386 at December 31, 1998.

(5)  Loans

At June 30, 1999 and December 31, 1998, there were direct loans to executive officers and directors of $3,700 and $6,167, respectively. In addition, there were loans of $5,176 and $6,324 at June 30, 1999 and December 31, 1998, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

At June 30, 1999 and December 31, 1998, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $40,868 and $37,994, respectively.

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended   Six Months Ended
                                            June 30,          June 30,
                                           1999    1998       1999     1998
Balance at beginning of period          $  4,936   4,399      4,640    4,291
Provisions for loan losses                   300     210        589      320
Loan recoveries                               54      41         91      113
Loan charge-offs                            (309)   (320)      (339)    (394)

Balance at end of period                $  4,981   4,330      4,981    4,330

Nonperforming assets consist of the following:

                                   June 30           December 31,
                                    1999                 l998
Nonaccrual loans                  $  1,225              1,109
Other real estate owned                 30                 30

  Total nonperforming assets      $  1,255              1,139

The following tables show the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest included in income on these investments:

                                          Six Months Ended
                                               June 30,
                                           1999       1998
Proforma interest - nonaccrual loans      $ 58         84
Recorded interest - nonaccrual loans         1         --

There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 1999.

(7)   Bank Premises and Equipment, Net

Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                     June 30          December 31,
                                       1999               1998
Land                               $   1,515              1,515
Buildings                              9,552              9,355
Furniture and equipment                8,111              7,641
Leasehold improvements                   499                428
Construction in progress                 631                613
                                      20,308             19,552
Less accumulated depreciation
      and amortization                 6,821              6,575
Totals                                13,487             12,977

(8)   Other Borrowed Funds

Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $46,371 and $21,304 on June 30, 1999 and December 31, 1998, respectively. The interest rates on the advances range from 4.82 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)   Employee Benefit Plans

The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. In February 1998, the Corporation sold 60,215 shares to the ESOP for $23.25 per share. The ESOP borrowed $1,400 from another financial
institution to finance the purchase.   During the third quarter of 1998,
First National Bank purchased all ESOP loans from the outside financial institution which had originally financed them. Consequently, in the June 30, 1999 and December 31, 1998 consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $73 and $56 for the six-month periods ended June 30, 1999 and 1998, respectively.

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

(12)  Supplemental Cash Flow Information

The Corporation paid $8,572 and $8,724 for interest and it paid $1,129 and $886 for income taxes for the six-month periods ended June 30, 1999 and 1998, respectively.

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

Except for home equity lines totaling $27,738 at June 30, 1999, and $27,008 at December 31, 1998, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                  June 30,       December 31,
                                                    1999             1998

                                                       Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit          $ 93,457          86,583
            Standby letters of credit and
                  financial guarantees written       5,121           6,252

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

(15)  Concentrations of Credit Risk

The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $42 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

1999 Compared to 1998

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $9,944 for the six months ended June 30, 1999, an increase of $1,212 from the same period in 1998. Net interest income before provision for loan losses was $5,118 for the quarter ended June 30, 1999, an increase of $611 from the same period in 1998. The increase in net interest income in both the second quarter and first six months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $49,294 (12.13%) and $38,361 (9.38%), respectively, for the second quarter and first six months of 1999 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $50,309 (16.51%) and $45,295 (15.02%), respectively, for the second quarter and first six months of 1999. Growth in the loan portfolio was concentrated primarily in commercial loans reflecting increases of $28,647 and $28,204, respectively, for the second quarter and first six months of 1999. Real estate loans increased $21,675 and $21,711, respectively, for the second quarter and first six months of 1999. Average securities decreased $6,548 and $9,875, respectively, for the second quarter and first six months of 1999. Average Federal Funds sold decreased $340 and $2,994 for the second quarter and first six months of 1999. Securities and Federal Funds sold were used as a source of funds to partially fund loan growth.

Average interest-bearing liabilities increased $36,767 (10.44%) and $28,509 (8.06%), respectively, for the second quarter and first six months of 1999 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $25,073 and $23,484, respectively, for the second quarter and first six months of 1999. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $12,049 and $11,119 for the second quarter and first six months of 1999 and in demand and savings deposits with an increase of $18,257 and $16,667 for the second quarter and first six months of 1999. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase. Average other borrowed funds increased $11,615 and $5,152, respectively, for the second quarter and first six months of 1999.

The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of funds.

Net interest yield remained constant at 4.78% for the second quarter and increased to 4.77% from 4.60% for the first six months of 1999 from the comparable prior year period. The yield on average earning assets decreased 44 basis points, to 8.54% from 8.98% for the second quarter and decreased 26 basis points, to 8.56% from 8.82% for the first six months of 1999 from the comparable prior year period. The cost of interest-bearing liabilities decreased 45 basis points, to 4.41% from 4.85% for the second quarter and 44 basis points to 4.44% from 4.88% for the first six months of 1999. Overall, 132.1% and 109.5% of the net interest income increase, respectively, for the second quarter and first six months of 1999 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the second quarter and first six months of 1999 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $300 and $589, respectively, for the quarter and six months ended June 30, 1999, and $210 and $320, respectively, for the quarter and six months ended June 30, 1998. Net charge-offs amounted to $254 and $248, respectively, for the quarter and six months ended June 30, 1999 and $279 and $281, respectively, for the quarter and six months ended June 30, 1998. The allowance for loan losses was $4,981, 1.37% of outstanding loans, at June 30, 1999, and $4,640, 1.41% of outstanding loans, at December 31, 1998. The provision for loan losses was increased in anticipation of additional write downs relating to one commercial customer. As a result, the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $758 and $1,671, respectively, for the quarter and six months ended June 30, 1999, and $689 and $1,358, respectively, for the quarter and six months ended June 30, 1998. The increase in noninterest income resulted primarily from an increase in new mortgage loan underwriting fees, non-sufficient fund check charges due to higher pricing and volume, and trust fees due to volume and new service. These increases were partially offset by reductions in other areas, most notably in net gains on the sale of securities.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $3,577 and $6,952, respectively, for the quarter and six months ended June 30, 1999, and $3,038 and $6,009, respectively, for the quarter and six months ended June

30, 1998. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, credit card expense, advertising and online banking expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the new locations noted below.
The increases in occupancy and equipment expense resulted from an increase in depreciation expense for furniture and fixtures, which was related to a new telephone system and document imaging system. Leased property expense increased as a result of the new Wytheville office which opened in May 1998 and the new South Main office in Blacksburg which opened in April 1999. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 23.3% for both the quarter and six months ended June 30, 1999 and 22.8% and 22.6%, respectively, for the quarter and six months ended June 30, 1998. The increase in the rate was due to a reduction in the anticipated dividends paid deduction, and a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at June 30, 1999, were $501,870, compared to $461,916 at December 31, 1998. Total loans were $363,932 at June 30, 1999, an increase of $35,333 from December 31, 1998. Loan growth was concentrated in the commercial, real estate-commercial and mortgage portfolios and amounted to $33,544. Federal Funds sold decreased $2,200 and was used to partially fund loan growth. Securities increased $6,914 with growth concentrated in the available-for-sale portfolio.

Total deposits at June 30, 1999, were $397,834, an increase of $11,577 from December 31, 1998. Interest-bearing demand and savings deposits increased $15,725, and noninterest-bearing demand deposits increased $4,724 since year end. These increases were partially offset by a decrease of $6,873 in time deposits and $1,999 in certificates of deposit of $100 and over since year end 1998. New interest bearing demand and savings deposits account for approximately $17,151 (109.1%) of the increase. Included in this amount is approximately $6,800 from the new high yield money market product. New noninterest-bearing demand deposits account for approximately $4,233 (89.6%) of the increase. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at June 30, 1999, were $49,367, an increase of $27,755 from December 31, 1998. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

The Employee Stock Ownership Plan (ESOP) debt was $1,959 at June 30, 1998. This debt, which included an additional $1,400 of new debt issued by the ESOP in the first quarter of 1998, is not reflected in the balance sheet as of June 30, 1999, because of the repurchase of the ESOP loans by the banking subsidiary of FNB Corporation. The ESOP debt and the related loans have been eliminated in consolidation. The new debt financed the purchase by the ESOP of $1,400 of newly issued stock of the Corporation.

Stockholders' Equity

Stockholders' equity was $45,850 at June 30, 1999, compared to $44,401 at December 31, 1998. This increase of $1,449 was the net result of earnings retention, a decrease of $633 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $186 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

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

At June 30, 1999, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 1999, totaled $55 compared to $161 at December 31, 1998. In addition, nonaccrual loans and other real estate owned totaled $1,255 at June 30, 1999, compared to $1,139 at December 31, 1998. The increase in nonaccrual loans can be attributed to one commercial customer. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; in excess of $14,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of June 30, 1999, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $35,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1999 dividends of the bank (unless prior regulatory approval is obtained) to $7,467 plus year-to-date 1999 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1999. During the first six months of 1999 the bank paid $1,330 in dividends to the holding company.

Year 2000 Readiness Disclosure.

A number of electronic systems utilize a two-digit field for year references, e.g., "99" for "1999." Such systems may interpret the year reference "00" as referring to the Year 1900 rather than the Year 2000. If these systems are not corrected prior to December 31, 1999, many processing failures could result. This section describes the status of the Corporation's efforts to correct these systems deficiencies.

State of Readiness. The Corporation has committed personnel and other resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Corporation's service providers, vendors and customers) for both information technology assets and non-information technology assets. The Corporation has identified Year 2000 dependencies in its systems, equipment, and processes and has implemented changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Corporation has completed both its assessment of internal Year 2000 issues and remediation of the critical systems.

The Corporation does not employ computer programmers and relies heavily on outside vendors to make the necessary software and hardware changes for Year 2000 compliance. All mission-critical service providers delivered Year 2000 upgrades to the Corporation before December 31, 1998. All systems were tested before June 30, 1999, by entering various critical future dates into the systems in an off line mode. Final testing indicated that all mission-critical systems were compliant as of June 30, 1999.

The Corporation is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators and addressing deficiencies, if necessary. These efforts are currently underway and we anticipate compliance to be achieved in 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, such as automated teller machines. The Corporation had an estimated capital outlay of $1,000 in 1997 and $800 during 1998 on hardware and software equipment. Approximately $55 in related expenses has been recognized through December 31, 1998, in the Statement of Income. Total estimated outlays for all of 1999 for computer hardware and software approximate $75 with an additional $25 for related expenses.

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

Contingency Plans. The Corporation has developed contingency plans in the event that the remediation plan fails for reasons that are not presently foreseen. In the event of such a failure, these plans outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Corporation.

Part II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 11, 1999, at 2:00 p.m., for the following purposes:

           (1) To elect one (1) Director of the Corporation to fill the vacancy created by the expiration of terms of the Directors of Class III;

           A total of 3,127,488 shares of a possible 3,722,139 shares or 84.0 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                          No. of Shares
                         No. of Shares    Voted Against     Number of
Director                 Voted For        or Withheld       Abstentions
Dr. Douglas Covington     3,093,796           33,692            --

           (2) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of McLeod & Company, independent certified public accountants, as auditors of the Corporation for 1999.

                                          No. of Shares
                         No. of Shares    Voted Against     Number of
                         Voted For        or Withheld       Abstentions
                          3,054,686           23,917          48,885

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits:

                 See index to exhibits
           (B)   Reports on Form 8-K:

                 None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FNB Corporation


Date     August 12, 1999      By:   s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Administrative Officer



Date     August 12, 1999      By:   s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(10)C Change in control agreements with nine senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

            (1) Daniel A. Becker, Senior Vice President, Chief Financial Officer, dated April 1, 1999
            (2)    Carol H. Brockmeyer, Senior Vice President, Manager,
                   Retail Banking, dated July 1, 1998
            (3) Keith J. Houghton, Senior Vice President, Manager, Commercial Banking, dated April 1, 1999
            (4) Darlene S. Lancaster, Senior Vice President, Manager, Mortgage Loan Department, dated August 25, 1997
            (5)    R. Bruce Munro, Senior Vice President, Chief Credit
                   Administration Officer, dated August 25, 1997
            (6)    Woody B. Nester, Senior Vice President, Cashier, dated
                   August 25, 1997
            (7) Fred L. Newhouse, Jr., Senior Vice President, Branch Administrator, dated August 25, 1997
            (8)    Peter A. Seitz, Executive Vice President, dated August 25,
                   1997
            (9) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997
            (10)   Litz H. Van Dyke, Executive Vice President, dated August 25,
                   1997

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

             (10)E Employment agreement dated March 23, 1999 with two executive officers of First National Bank. Both agreements have identical terms, and as such, only a sample copy of the agreement was filed with the Commission as Exhibit (10)E on Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference. The officers covered by this agreement are:

                   (1)  Peter A. Seitz, Executive Vice President
                   (2)  Litz H. Van Dyke, Executive Vice President

(27)  Financial Data Schedule