Form 10-Q
period 1999-09-30
FNB CORP \VA\
filed 1999-11-10
CIK 1010961

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

For the quarterly period ended September 30, 1999
                                      or

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


               4,093,996 shares outstanding as of September 30, 1999

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

                      FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and nine-month periods ended September 30, 1999 and 1998;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and nine-month periods ended September 30, 1999 and 1998;

4. Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 1999 and 1998.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 1999
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                    $  10,471
Federal funds sold                                             2,265
Securities available-for-sale, at fair value                  66,554
Securities held-to-maturity, at amortized cost
      (market value $34,513)                                  34,004
Mortgage loans held for sale                                     408
Loans:
      Commercial                                             109,962
      Consumer                                                67,067
      Real estate - commercial                                70,985
      Real estate - construction                              20,745
      Real estate - mortgage                                 100,214
            Total loans                                      368,973
      Less unearned income                                         0
            Loans, net of unearned income                    368,973
      Less allowance for loan losses                           4,983
            Loans, net                                       363,990
Bank premises and equipment, net                              13,433
Other real estate owned                                          130
Other assets                                                   5,998
            Total assets                                   $ 497,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     44,293
      Interest-bearing demand and savings deposits           142,320
      Time deposits                                          163,084
      Certificates of deposit of $100,000 and over            44,497
            Total deposits                                   394,194
Federal funds purchased and securities sold under
      agreements to repurchase                                 6,829
Other borrowed funds                                          46,354
Other liabilities                                              2,939
      Total liabilities                                      450,316
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,093,996 shares         20,470
      Surplus                                                 25,595
      Unearned ESOP shares (106,013 shares)                   (1,747)
      Retained earnings                                        3,051
      Accumulated other comprehensive income (loss)             (432)
            Total stockholders' equity                        46,937
            Total liabilities and stockholders' equity     $ 497,253

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1999 and 1998
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended     Nine Months Ended
                                            September 30        September 30
                                           1999       1998     1999      1998
Interest income:
   Interest and fees on loans           $ 8,405      7,781    24,109    22,066
   Interest on securities:
      Taxable                               855        741     2,283     2,445
      Nontaxable                            533        586     1,708     1,731
   Interest on federal funds sold            59        122       178       348
      Total interest income               9,852      9,230    28,278    26,590
Interest expense:
   Interest on interest-bearing
      demand and savings deposits           933        755     2,397     2,210
   Interest on time deposits              2,156      2,443     6,732     7,409
   Interest on certificates of
      deposit of $100,000 and over          745        796     2,281     2,165
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase               64         73       208       194
   Interest on other borrowed funds         631        320     1,393       965
   Interest on ESOP debt                      0          4         0        76
      Total interest expense              4,529      4,391    13,011    13,019
      Net interest income                 5,323      4,839    15,267    13,571

Provision for loan losses                   300        390       889       710
   Net interest income after
        provision for loan losses         5,023      4,449    14,378    12,861

Noninterest income:
   Service charges on deposit accounts      323        294       923       842
   Loan origination fees                     71         95       260       279
   Other service charges and fees           169        121       496       354
   Other income                             150        203       705       571
   Securities gains (losses), net            11         22        11        47
      Total noninterest income              724        735     2,395     2,093
Noninterest expense:
   Salaries and employee benefits         1,886      1,637     5,486     4,858
   Occupancy and equipment expense, net     620        508     1,847     1,569
   Credit card expense                      220        175       558       441
   Supplies expense                         108        134       340       361
   FDIC assessment expense                   11         11        33        32
   Other expenses                           792        692     2,325     1,905
      Total noninterest expense           3,637      3,157    10,589     9,166
Income before income tax expense          2,110      2,027     6,184     5,788
Income tax expense                          503        456     1,452     1,305
   Net income                          $  1,607      1,571     4,732     4,483
   Net income per share (as restated)  $   0.40       0.39      1.19      1.13
   Dividends declared per share
      (as restated)                    $   0.15       0.14      0.46      0.42
   Average number of shares
      outstanding (as restated)       3,986,953  3,963,845 3,980,202 3,956,679

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 1999 and 1998
In Thousands
(unaudited)

                                           Quarter Ended     Nine Months Ended
                                            September 30,      September 30,
                                           1999     1998       1999     1998
Net Income                               $ 1,607    1,571      4,732    4,483
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                         (116)     264     (1,075)     298
      Less: reclassification adjustment
         for (gains) losses included in
         net income                          (11)     (17)       (11)     (42)

Other comprehensive income (loss)
      before tax                            (127)     247     (1,086)     256

Income tax effect of items of other
      comprehensive income                    45      (84)       371      (87)

Other comprehensive income (loss),
      net of tax                             (82)     163       (715)     169

Comprehensive Income                     $ 1,525    1,734      4,017    4,652

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1999 and 1998
In Thousands
(Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                             1999      1998
Cash flows from operating activities:
Net income                                                $  4,732     4,483
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                          889       710
            Depreciation and amortization of bank
                  premises and equipment                       918       812
            ESOP compensation                                  373       488
            Amortization of premiums and accretion
                  of discounts, net                            400       137
            Gain on sale of securities, net                     11       (47)
            Net gain on sale of fixed assets and
                  other real estate                            (13)      (30)
            Net (increase) decrease in mortgage
                  loans held for sale                        1,238    (1,031)
            Increase in other assets                          (943)   (1,079)
            Increase (decrease) in other liabilities           (57)      203
                  Net cash provided by operating activities  7,548     4,646
Cash flows from investing activities:
      Net (increase) decrease in federal funds sold          8,335    (1,540)
      Proceeds from calls and maturities of
            securities available-for-sale                   13,297    29,442
      Proceeds from calls and maturities of
            securities held-to-maturity                      4,355     2,265
      Purchase of securities available-for-sale            (23,879)  (14,366)
      Net increase in loans                                (41,017)  (37,475)
      Proceeds from sale of other real estate owned            120       203
      Recoveries on loans previously charged off               145       145
      Bank premises and equipment expenditures                (895)     (734)
            Net cash used in investing activities          (39,539)  (22,060)

Cash flows from financing activities:
      Net increase in deposits                               7,937    16,157
      Net increase in federal funds purchased and
            securities sold under agreements to
            repurchase                                         179     1,105
      Net increase (decrease) in other borrowed funds       24,742    (1,944)
      Principal payments on ESOP debt                         (373)     (488)
      Dividends paid                                        (1,846)   (1,668)
      Dividends on unallocated ESOP shares                     (52)      (58)
      Proceeds from sale of shares to ESOP                      --     1,400
            Net cash provided by financing
               activities                                   30,587    14,504
Net decrease in cash and due from banks                     (1,404)   (2,910)
Cash and due from banks at beginning of period              11,875    14,406

Cash and due from banks at end of period                  $ 10,471    11,496

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 1999 and 1998
In Thousands
(Unaudited)

                                                       1999       1998
Balance, beginning of period                        $ 44,401     40,213
Net income for period                                  4,732      4,483
Cash dividends                                        (1,846)    (1,668)
ESOP shares allocated upon loan repayment                373        488
Change in accumulated other comprehensive income        (715)       169
Cash payment of fractional shares in 10% stock
      dividend                                            (8)        (7)

Balance, end of period                              $ 46,937     43,678

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 1999 and 1998
In Thousands, Except Share Data
(Unaudited)


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

      (a)  Consolidation

           The consolidated financial statements include the accounts of FNB Corporation (the "Registrant" or the "holding company") and its wholly-owned subsidiaries (collectively, the ?Corporation?). The primary subsidiary is First National Bank (the ?Bank?). All significant intercompany balances and transactions have been eliminated.

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

          The Corporation had no trading securities at December 31, 1998, or September 30, 1999. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

          In July 1999, the Corporation declared a 10% dividend to shareholders of record on August 27, 1999. As a result, all share and per share data have been adjusted retroactively to reflect the dividend.

      (i) Trust Assets

          Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)  Restrictions on Cash

Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,399 and $1,113 at September 30, 1999 and December 31, 1998, respectively.

(3)  Securities Available-for-Sale

The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 1999 and December 31, 1998:

                                         Gross       Gross       Approx.
                             Amortized   Unrealized  Unrealized  Fair
September 30, 1999           Costs       Gains       Losses      Values
U.S. Treasury               $  4,030       19            --       4,049
U.S. Government agencies
      and corporations        13,545       13          (165)     13,393

States and political
      subdivisions            13,610       68          (287)     13,391
Other securities              36,051        6          (336)     35,721
Totals                      $ 67,236      106          (788)     66,554

                                         Gross       Gross       Approx
                             Amortized   Unrealized  Unrealized  Fair
December 31, 1998            Costs       Gains       Losses      Values
U.S. Treasury               $  7,062       102          --        7,164
U.S. Government agencies
      and corporations        19,511       120          (7)      19,624

States and political
      subdivisions            11,436       231         (19)      11,648
Other securities              18,794        16         (14)      18,796
Totals                      $ 56,803       469         (40)      57,232

The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Approx.
                                          Amortized    Fair
September 30, 1999                        Costs        Values
Due in one year or less                   $ 21,327     21,274
Due after one year through five years       21,321     21,048
Due after five years through ten years      15,925     15,714
Due after ten years                          8,663      8,518

Totals                                    $ 67,236     66,554

Realized gains and losses on securities available-for-sale were not material in 1999.

Gross gains of $47 and gross losses of $5 were realized on sales and calls of securities available-for-sale through September 30, 1998.

The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $17,781 at September 30, 1999 and $17,887 at December 31, 1998.

(4)  Securities Held-To-Maturity

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 1999 and December 31, 1998 are as follows:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
September 30, 1999      Costs       Gains       Losses      Values
States and political
      subdivisions     $ 34,004       549         (40)       34,513

Totals                 $ 34,004       549         (40)       34,513


                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 1998       Costs       Gains       Losses      Values
States and political
      subdivisions     $ 38,322     1,289          --        39,611

Other securities             30        --          --            30

Totals                 $ 38,352     1,289          --        39,641

The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Approx.
                                           Amortized   Fair
September 30, 1999                         Costs       Values
Due in one year or less                   $  3,365      3,387
Due after one year through five years       21,180     21,533
Due after five years through ten years       9,180      9,319
Due after ten years                            279        274
Totals                                    $ 34,004     34,513

Realized gains and losses on securities held-to-maturity were not material in 1999 or 1998.

The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $18,075 at September 30, 1999 and $18,386 at December 31, 1998.

(5)  Loans

At September 30, 1999 and December 31, 1998, there were direct loans to executive officers and directors of $2,961 and $6,167, respectively. In addition, there were loans of $4,874 and $6,324 at September 30, 1999 and December 31, 1998, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

At September 30, 1999 and December 31, 1998, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $41,377 and $37,994, respectively.

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                          Quarter Ended   Nine Months Ended
                                          September 30,     September 30,
                                          1999    1998      1999     1998
Balance at beginning of period          $ 4,981   4,330     4,640    4,291
Provisions for loan losses                  300     390       889      710
Loan recoveries                              54      32       145      145
Loan charge-offs                           (352)   (272)     (691)    (666)

Balance at end of period                $ 4,983   4,480     4,983    4,480

Nonperforming assets consist of the following:

                                  September 30     December 31,
                                      1999             l998
Nonaccrual loans                  $  4,097             1,109
Other real estate owned                130                30

Total nonperforming assets        $  4,227             1,139

There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 1999.

(7)  Bank Premises and Equipment, Net

Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                  September 30      December 31,
                                      1999              1998
Land                               $  1,515            1,515
Buildings                             9,555            9,355
Furniture and equipment               8,145            7,641
Leasehold improvements                  506              428
Construction in progress                726              613
                                     20,447           19,552
Less accumulated depreciation
      and amortization                7,014            6,575
Totals                             $ 13,433           12,977

(8)  Other Borrowed Funds

Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $46,354 and $21,304 on September 30, 1999 and December 31, 1998, respectively. The interest rates on the advances range from
5.11 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)  Employee Benefit Plans

The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. In February 1998, the Corporation sold 60,215 shares to the ESOP for $23.25 per share. The ESOP borrowed $1,400 from another financial
institution to finance the purchase.   During the third quarter of 1998,
First National Bank purchased all ESOP loans from the outside financial institution which had originally financed them. Consequently, in the September 30, 1999 and December 31, 1998 consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

In 1997 the Corporation instituted a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $110 and $88 for the nine-month periods ended September 30, 1999 and 1998, respectively.

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

(12)  Supplemental Cash Flow Information

The Corporation paid $13,147 and $13,157 for interest and it paid $1,501 and $1,257 for income taxes for the nine-month periods ended September 30, 1999 and 1998, respectively.

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

Except for home equity lines totaling $27,990 at September 30, 1999, and $27,008 at December 31, 1998, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                  September 30,   December 31,
                                                      1999             1998

                                                       Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit           $ 93,693          86,583
            Standby letters of credit and
                  financial guarantees written        6,185           6,252

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

(15)  Concentrations of Credit Risk

The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $42 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

1999 Compared to 1998

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $15,267 for the nine months ended September 30, 1999, an increase of $1,696 from the same period in 1998. Net interest income before provision for loan losses was $5,323 for the quarter ended September 30, 1999, an increase of $484 from the same period in 1998. The increase in net interest income in both the third quarter and first nine months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $51,647 (12.27%) and $42,791 (10.36%), respectively, for the third quarter and first nine months of 1999 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $49,306 (15.57%) and $46,632 (15.21%), respectively, for the third quarter and first nine months of 1999. Growth in the loan portfolio was concentrated primarily in commercial loans reflecting increases of $29,013 and $28,473, respectively, for the third quarter and first nine months of 1999. Loans secured by real estate increased $21,847 and $21,756, respectively, for the third quarter and first nine months of 1999. Average securities increased $6,873 and decreased $345, respectively, for the third quarter and first nine months of 1999. Average Federal Funds sold decreased $4,532 and $3,496 for the third quarter and first nine months of 1999. Federal Funds sold were used as a source of funds to partially fund loan growth.

Average interest-bearing liabilities increased $46,404 (12.89%) and $34,471 (9.69%), respectively, for the third quarter and first nine months of 1999 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $21,230 and $22,730, respectively, for the third quarter and first nine months of 1999. Growth in the deposit portfolio was concentrated in certificates of deposit of $100 and over with an increase of $2,569 and $8,269 for the third quarter and first nine months of 1999 and in demand and savings deposits with an increase of $27,847 and $20,393 for the third quarter and first nine months of 1999. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase. Average other borrowed funds increased $24,942 and $11,748, respectively, for the third quarter and first nine months of 1999. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of liquidity to fund loan growth.

Net interest yield decreased to 4.79% from 4.93% for the third quarter and increased to 4.78% from 4.72% for the first nine months of 1999 from the comparable prior year periods. The yield on average earning assets decreased 47 basis points, to 8.63% from 9.10% for the third quarter and decreased 34 basis points, to 8.58% from 8.92% for the first nine months of 1999 from the comparable prior year periods. The cost of interest-bearing liabilities decreased 42 basis points, to 4.46% from 4.88% for the third quarter and 43 basis points to 4.45% from 4.88% for the first nine months of 1999. Overall, 160.0% and 123.3% of the net interest income increase, respectively, for the third quarter and first nine months of 1999 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the third quarter and first nine months of 1999 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $300 and $889, respectively, for the quarter and nine months ended September 30, 1999, and $390 and $710, respectively, for the quarter and nine months ended September 30, 1998. Net charge-offs amounted to $298 and $546, respectively, for the quarter and nine months ended September 30, 1999 and $240 and $521, respectively, for the quarter and nine months ended September 30, 1998. The allowance for loan losses was $4,983, 1.35% of outstanding loans, at September 30, 1999, and $4,640, 1.41% of outstanding loans, at December 31, 1998. The nine month provision for loan losses was increased in anticipation of additional write-downs relating to two commercial customers. As a result, the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $724 and $2,395, respectively, for the quarter and nine months ended September 30, 1999, and $735 and $2,093, respectively, for the quarter and nine months ended September 30, 1998. The year to date increase in noninterest income resulted primarily from an increase in new mortgage loan underwriting fees, non-sufficient fund check charges due to higher pricing and volume, and trust fees due to higher volume and new brokerage service. These increases were partially offset by reductions in other areas; most notably in net gains on the sale of securities and a decrease in mortgage loan origination fees resulting from a decrease in the volume of loans refinanced, which reflected the upward trend in mortgage rates.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit cards, supplies, FDIC assessment and other expenses was $3,637 and $10,589, respectively, for the quarter and nine months ended September 30, 1999, and $3,157 and $9,166, respectively, for the quarter and nine months ended September 30, 1998. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, credit card expense, advertising and online banking expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the new locations noted below. The increases in occupancy and equipment expense resulted from an increase in depreciation expense for furniture and fixtures, which was related to a new telephone system and document imaging system. Leased property expense increased as a result of the new Wytheville office, which opened in May 1998, and the new South Main office in Blacksburg, which opened in April 1999. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 23.8% and 23.5% for the quarter and nine months ended September 30, 1999, and 22.5% for both the quarter and nine months ended September 30, 1998. The increase in the rate was due to a reduction in the anticipated dividends paid deduction, and a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at September 30, 1999, were $497,253, compared to $461,916 at December 31, 1998. Total loans were $368,973 at September 30, 1999, an increase of $40,374 from December 31, 1998. Loan growth was concentrated in the commercial, real estate-commercial and mortgage portfolios and amounted to $35,774. Federal Funds sold decreased $8,335 and was used to partially fund loan growth. Securities increased $4,974 with growth concentrated in the available-for-sale portfolio.

Total deposits at September 30, 1999, were $394,194, an increase of $7,937 from December 31, 1998. Interest-bearing demand and savings deposits increased $16,116, and noninterest-bearing demand deposits increased $5,152 since year end. These increases were partially offset by a decrease of $9,284 in time deposits and $4,047 in certificates of deposit of $100 and over since year end 1998. New interest bearing demand and savings deposits account for approximately $31,023 (192.5%) of the increase. Included in this amount is approximately $14,700 from the new high yield money market product. New noninterest-bearing demand deposits account for approximately $5,527 (107.3%) of the increase. Competition for deposits among local financial institutions continues to be strong.

Other borrowed funds at September 30, 1999, were $46,354, an increase of $24,742 from December 31, 1998. Other borrowed funds is composed primarily of advances from the Federal Home Loan Bank of Atlanta and is used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $46,937 at September 30, 1999, compared to $44,401 at December 31, 1998. This increase of $2,536 was the net result of earnings retention, a decrease of $715 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $373 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

All financial institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve and the Office of Comptroller of the Currency (OCC) have established substantially similar risk-based and leveraged capital standards for financial institutions they regulate. Under the risk-based capital requirements of these regulatory agencies, the Corporation is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital;" which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss reserve.

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

At September 30, 1999, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 1999, totaled $208 compared to $161 at December 31, 1998. In addition, nonaccrual loans and other real estate owned totaled $4,227 at September 30, 1999, compared to $1,139 at December 31, 1998. The increase in nonaccrual loans can be attributed to one commercial customer. Management considers the credit to be adequately secured and no loss is anticipated. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $12,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of September 30, 1999, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $39,000 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 1999 dividends of the bank (unless prior regulatory approval is obtained) to $7,467 plus year-to-date 1999 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 1999. During the first nine months of 1999 the bank paid $1,994 in dividends to the holding company.

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


                              FNB Corporation


Date    November 9, 1999      by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer


Date    November 9, 1999      by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(10)        Material Contracts

(10) A Consulting and Noncompetition Agreement With Put Option dated January 15, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10) D on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10) B Employment agreement dated September 11, 1997 between Julian D. Hardy, Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10) B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10) C Change in control agreements with eight senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10) C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

            (1) 	  Daniel A. Becker, Senior Vice President, Chief Financial
                   Officer, dated April 1, 1999
            (2) 	  Carol H. Brockmeyer, Senior Vice President, Manager, Retail
                   Banking, dated July 1, 1998
            (3) 	  Keith J. Houghton, Senior Vice President, Manager,
                   Commercial Banking, dated April 1, 1999
            (4)    Darlene S. Lancaster, Senior Vice President, Manager,
                   Mortgage Loan Department, dated August 25, 1997
            (5)    R. Bruce Munro, Senior Vice President, Chief Credit
                   Administration Officer, dated August 25, 1997
            (6)    Woody B. Nester, Senior Vice President, Cashier, dated
                   August 25, 1997
            (7)    Peter A. Seitz, Executive Vice President, dated August 25,
                   1997
            (8)    Perry D. Taylor, Senior Vice President, Comptroller, dated
                   August 25, 1997
            (9)    Litz H. Van Dyke, Executive Vice President, dated August 25,
                   1997

             The agreements with Mr. Seitz and Mr. Van Dyke were terminated under the terms of the Employment Agreement referred to in Exhibit
             (10) D below.

(10) D Employment agreement dated March 23, 1999 with two executive officers of First National Bank. Both agreements have identical terms, and as such, only a sample copy of the agreement was filed with the Commission as Exhibit (10) E on Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.
             The officers covered by this agreement are:

             (1) 	Peter A. Seitz, Executive Vice President
             (2) 	Litz H. Van Dyke, Executive Vice President

(27)         Financial Data Schedule