Form 10-K
period 1999-12-31
FNB CORP \VA\
filed 2000-03-27
CIK 1010961

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

For the fiscal year ended December 31, 1999
                                     or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number:             333-2524
                               FNB Corporation
              (Exact name of registrant as specified in its charter)

Virginia                                                54-1791618
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

105 Arbor Drive, Christiansburg, Virginia         24068
(Address of principal executive offices)       (Zip Code)

                              (540)382-4951
            Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 2000, was $66,077,038.

              4,093,996 shares outstanding as of March 10, 2000

              DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 9, 2000, are incorporated into Part III hereof.

                        TABLE OF CONTENTS
PART I

Item 1.   Business                                             Page
               General                                            4
               Competition                                        5
               Loan Commitments                                   5
               Deposit Concentrations                             6
               Employees                                          6
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies            7
Item 2.   Properties                                             17
Item 3.   Legal Proceedings                                      17
Item 4.   Submission of Matters to a Vote of
          Security Holders                                       17

PART II

Item 5.   Market for the Bank's Common Stock and
          Related Security Holder Matters                        18
Item 6.   Selected Financial Data                                18
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          18
Item 8.   Financial Statements and Supplementary Data            19
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               19
PART III

Item 10.  Directors and Executive Officers of the Bank           19
Item 11.  Executive Compensation                                 19
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                         20
Item 13.  Certain Relationships and Related Transactions         21

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                21
          Signatures                                             22
          Index to Consolidated Financial Statements             23
          Index to Exhibits                                      24

                           PART I

Item 1. Business

General. Subsequent to December 31, 1995, The Board of Directors of First National Bank (the ?Bank?) approved a reorganization whereby a bank holding company (FNB Corporation) was incorporated under the laws of the Commonwealth of Virginia. On June 11, 1996, the shareholders of the Bank approved a plan for the holding company to exchange one share of its stock for each share of stock of the Bank. A registration statement was filed with the Securities and Exchange Commission (SEC) to register the stock of the holding company, and such registration statement was subsequently declared effective by the SEC.
On July 11, 1996, the Office of the Comptroller of the Currency (OCC) approved the plan, and the exchange was subsequently consummated. As a result, the Bank became a wholly owned subsidiary of the holding company during the third quarter of 1996, and the holding company began filing periodic reports under the Securities Exchange Act of 1934. Prior to the consummation of the exchange, the Bank filed periodic reports with the OCC. The holding company and its subsidiaries are collectively referred to herein as the "Corporation."

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

The local economy is tied primarily to the area's three largest employers - Virginia Polytechnic Institute and State University, with a student population in excess of 25,000; Radford University, with a student population in excess of 8,000; and the Radford Arsenal, a large munitions plant operated under contract to the U.S. Army by the Hercules Corporation. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The Bank's main office is located in Christiansburg, the County Seat, with offices strategically located to take advantage of its trade area's population mix. Of the Bank's twelve full service offices, nine are located in Montgomery County, one in the City of Radford, one in the Town of Dublin and one in Wythe County. One paying and receiving office is located in Montgomery County.

Refer to the Corporation?s 1999 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of selected consolidated financial information which is incorporated by reference into this Form 10-K.

Construction of a new corporate headquarters facility was completed during the first quarter of 1997.

Competition. The Corporation is the largest bank in the area, with approximately 60 percent of those deposits held by independent banks. It is estimated that the Corporation holds 36 percent of total deposits in its primary trade area including the offices of those state-wide and multi-state bank holding companies located in our trade area. Competition in the trade area consists of state-wide and multi-state bank holding companies, independent banks, and credit unions.

Loan Commitments.The portfolio is not concentrated within any single industry or group of related industries, nor is there any material risk other than that which is expected in the normal course of business of a bank in this location. Corporation policy establishes lending limits for each officer. Loan requests for amounts exceeding loan officer lending authority are referred to the officer loan committee which can approve loans up to 80% of the bank's legal lending limit. Loan requests exceeding this limit are referred to the Executive Committee of the Board of Directors. The following table relates outstanding loans for the dates indicated (in thousands):

                                        December 31,
                                     1999         1998
Commercial                       $ 113,321       85,536
Consumer                            69,312       66,526
Real estate - commercial            74,113       65,165
Real estate - construction          18,772       16,686
Real estate - mortgage             106,754       94,686
     Total loans                 $ 382,272      328,599

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

Except for unused home equity lines totaling $26,872 at December 31, 1999, and $27,008 at December 31, 1998 (included in the amounts below) the Corporation may not require collateral or other security to support the following financial instruments with credit risk (in thousands):

                                                December 31,
                                            1999           1998
                                             Contract Amounts
Financial instruments whose contract
amounts represent credit risk:

     Commitments to extend credit       $  88,046       86,583
     Standby letters of credit              5,905        6,252

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

Deposit Concentrations.The Corporation's deposits are obtained from a wide range of depositors. There are no material concentrations of deposits from any individual or organization.

Employees. The Corporation had 220 full-time equivalent employees as of December 31, 1999, of which 63 were officers.

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

AVERAGE BALANCE SHEET
                                                        1999

                                                                 Average
                                          Average     Income/    Yield/
(thousands)                               Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)   $ 359,268      33,226     9.25%
Securities:
   Taxable                                 51,576       3,157     6.12
   Nontaxable (2)                          47,414       3,414     7.20
     Total securities                      98,990       6,571     6.64
Federal funds sold                          3,632         183     5.04
     Total interest-earning assets        461,890      39,980     8.66
Allowance for loan losses                  (4,961)
Cash and due from banks, noninterest-
   bearing                                 11,652
Bank premises and equipment, net           13,360
Other real estate owned                        43
Other assets                                5,535
     Total assets                       $ 487,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                   $ 126,671       3,400     2.68%
   Time                                   167,143       8,905     5.33
   Certificates of deposit of
     $100,000 and over                     55,093       2,931     5.32
     Total interest-bearing deposits      348,907      15,236     4.37
Federal funds purchased and securities
   sold under agreements to repurchase      9,231         380     4.12
Other borrowed funds                       37,207       1,994     5.36
ESOP debt                                       -           -        -
     Total interest-bearing liabilities   395,345      17,610     4.45
Demand deposits, noninterest-bearing       42,733
Other liabilities                           3,422
Stockholders' equity                       46,019
     Total liabilities and stockholders'
       equity                           $ 487,519

Interest income and rate earned                     $  39,980     8.66%
Interest expense and rate paid                         17,610     4.45
Interest rate spread                                              4.21
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                        $  22,370     4.84%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1999.

AVERAGE BALANCE SHEET
                                                          1998
                                                                  Average
                                           Average     Income/    Yield/
(thousands)                                Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $ 312,369      29,980      9.60%
Securities:
   Taxable                                  49,206       3,082      6.26
   Nontaxable (2)                           46,425       3,452      7.44
     Total securities                       95,631       6,534      6.83
Federal funds sold                           9,518         507      5.33
     Total interest-earning assets         417,518      37,021      8.87
Allowance for loan losses                   (4,401)
Cash and due from banks, noninterest-
   bearing                                  10,415
Bank premises and equipment, net            12,642
Other real estate owned                         37
Other assets                                 4,788
     Total assets                        $ 440,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $ 105,744       2,958      2.80%
   Time                                    173,533       9,801      5.65
   Certificates of deposit of
      $100,000 and over                     49,607       2,870      5.79
     Total interest-bearing deposits       328,884      15,629      4.75
Federal funds purchased and securities
   sold under agreements to repurchase       6,496         261      4.02
Other borrowed funds                        22,612       1,283      5.67
ESOP debt                                      874          76      8.70
     Total interest-bearing liabilities    358,866      17,249      4.81
Demand deposits, noninterest-bearing        36,239
Other liabilities                            3,539
Stockholders' equity                        42,355
     Total liabilities and stockholders'
     equity                              $ 440,999

Interest income and rate earned                      $  37,021      8.87%
Interest expense and rate paid                          17,249      4.81
Interest rate spread                                                4.06
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $  19,772      4.74%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1998.

AVERAGE BALANCE SHEET
                                                            1997
                                                                   Average
                                            Average     Income/    Yield/
(thousands)                                 Balance     Expense    Rate
ASSETS
Loans (net of unearned income)(1)(2)      $ 278,824      26,959      9.67%
Securities:
   Taxable                                   55,721       3,641      6.53
   Nontaxable(2)                             46,581       3,596      7.72
     Total securities                       102,302       7,237      7.07
Federal funds sold                            6,376         344      5.40
     Total interest-earning assets          387,502      34,540      8.91
Allowance for loan losses                    (4,316)
Cash and due from banks, noninterest-
   bearing                                   11,061
Bank premises and equipment, net             11,965
Other real estate owned                          77
Other assets                                  4,719
     Total assets                         $ 411,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                     $  96,485       2,823      2.93%
   Time                                     174,225      10,071      5.78
   Certificates of deposit of $100,000
     and over                                36,724       2,148      5.85
     Total interest-bearing deposits        307,434      15,042      4.89
Federal funds purchased and securities
  sold under agreements to repurchase         5,849         250      4.27
Other borrowed funds                         24,469       1,385      5.66
ESOP debt                                       942          88      9.34
    Total interest-bearing liabilities      338,694      16,765      4.95
Demand deposits, noninterest-bearing         31,358
Other liabilities                             2,941
Stockholders' equity                         38,015
     Total liabilities and
     stockholders' equity                 $ 411,008

Interest income and rate earned                      $  34,540      8.91%
Interest expense and rate paid                          16,765      4.95
Interest rate spread                                                3.96
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $  17,775      4.59%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34% for 1997.

RATE/VOLUME VARIANCE
                            1999 Compared to 1998     1998 Compared to 1997
                                    Due to  Due to            Due to  Due to
(thousands)                Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans                   $   3,246    4,419  (1,173)   3,021   3,231    (210)
Securities:
  Taxable                      75      147     (72)    (559)   (417)   (142)
  Nontaxable                  (38)      72    (110)    (144)    (12)   (132)
Federal funds sold           (324)    (305)    (19)     163     168      (5)
      Total                 2,959    4,333  (1,374)   2,481   2,970    (489)

INTEREST EXPENSE
Demand and savings            442      574    (132)     135     265    (130)
Time                         (896)    (351)   (545)    (270)    (40)   (230)
Certificates of deposit
   of $100,0000 and over       61      305    (244)     722     749     (27)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                 119      111       8       11      27     (16)
Other borrowed funds          711      805     (94)    (102)   (105)      3
ESOP debt                     (76)     (38)    (38)     (12)     (6)     (6)
      Total                   361    1,406  (1,045)     484     890    (406)

Net interest income     $   2,598    2,927    (329)   1,997   2,080     (83)

Variances caused by changes in rate times the changes in volume are allocated equally.

SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                   December 31,
(thousands)                                1999        1998          1997
U.S. Treasury                         $   4,026       7,164         8,162
U.S. Government agencies and
corporations                             14,824      19,624        47,020
States and political subdivisions        14,753      11,648         3,070
Other securities                         34,551      18,796         4,604
   Totals                             $  68,154      57,232        62,856

SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                    December 31,
(thousands)                                1999        1998          1997
U.S. Treasury                         $      --          --            --
U.S. Government agencies and
corporations                                 --          --            --
States and political subdivisions        33,221      38,322        42,360
Other securities                             --          30            60
   Totals                             $  33,221      38,352        42,420


SECURITIES--MATURITY/YIELD SCHEDULE
                                      As of December 31, 1999
                                   Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                $   1,501       1,503         5.91
   1 through 5 years                2,517       2,523         6.01
     Total                          4,018       4,026         5.97
U.S. Government
   agencies and corporations:
   Within 1 year                    3,999       3,903         6.20
   1 through 5 years                6,165       6,121         6.31
   6 through 10 years               4,500       4,434         7.56
   Over 10 years                      371         366         6.27
     Total                         15,035      14,824         6.65
State and political
   subdivisions:
   Within 1 year                      100         100         5.76
   1 through 5 years               15,073      14,653         6.78
     Total                         15,173      14,753         6.77
Other securities:
   Within 1 year                   21,651      21,546         5.94
   1 through 5 years               10,286       9,988         5.60
   Over 10 years                    3,015       3,017         7.29
     Total                         34,952      34,551         5.96

                                $  69,178      68,154         6.29

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

SECURITIES--MATURITY/YIELD SCHEDULE
                                      As of December 31, 1999
                                    Securities Held-To-Maturity
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year               $       -             -            - %
   1 through 5 years                   -             -            -
     Total                             -             -            -
U.S. Government
   agencies and corporations:
   Within 1 year                       -             -            -
   1 through 5 years                   -             -            -
   6 through 10 years                  -             -            -
   Over 10 years                       -             -            -
     Total                             -             -            -
State and political subdivisions:
   Within 1 year                   4,432         4,460         7.65
   1 through 5 years              28,789        29,032         7.48
     Total                        33,221        33,492         7.50
Other securities:
   Within 1 year                       -             -            -
   1 through 5 years                   -             -            -
   Over 10 years                       -             -            -
      Total                            -             -            -

                               $  33,221        33,492         7.50

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

TYPES OF LOANS
                                           December 31,
                                1999           1998           1997
                                   % of            % of            % of
(thousands)                Amount  Total   Amount  Total   Amount  Total
Commercial              $ 113,321   29.7   85,536   26.0   64,247   22.0
Consumer                   69,312   18.1   66,526   20.3   66,059   22.7
Real estate - commercial   74,113   19.4   65,165   19.8   56,404   19.4
Real estate - construction 18,772    4.9   16,686    5.1    8,657    3.0
Real estate - mortgage    106,754   27.9   94,686   28.8   95,703   32.9
                        $ 382,272  100.0  328,599  100.0  291,070  100.0

TYPES OF LOANS
                                      December 31,
                                  1996            1995
                                      % of            % of
(thousands)                   Amount  Total   Amount  Total
Commercial                 $  56,461  20.7    52,374   20.8
Consumer                      62,906  23.0    61,888   24.5
Real estate - commercial      52,232  19.1    52,075   20.6
Real estate - construction     4,926   1.8     9,600    3.8
Real estate - mortgage        96,856  35.4    76,505   30.3
                           $ 273,381 100.0   252,442  100.0

LOAN MATURITIES AND INTEREST SENSITIVITY
                                           As of December 31, 1999
                                           One
                                Within     Through     Over
(thousands)                     One Year   Five Years  Five Years   Total
Commercial:
   Fixed interest rates       $   9,425      26,789      26,843     63,057
   Floating interest rates       49,960           -         304     50,264
     Total                       59,385      26,789      27,147    113,321
Real estate-commercial:
   Fixed interest rates           2,904       6,253      25,180     34,337
   Floating interest rates       37,582       1,369         825     39,776
     Total                       40,486       7,622      26,005     74,113
Real estate-construction:
   Fixed interest rates             686       1,050       6,023      7,759
   Floating interest rates       11,013         ---         ---     11,013
     Total                       11,699       1,050       6,023     18,772
                              $ 111,570      35,461      59,175    206,206

NONPERFORMING ASSETS AND PAST DUE LOANS
                                                December 31,
(thousands)                      1999    1998    1997    1996    1995
Nonaccrual loans              $ 4,517   1,109     893     573   1,769
Restructured loans                 --      --      --      --      --
Other real estate owned           129      30      98     185     387
 Total nonperforming assets     4,646   1,139     991     758   2,156

Accruing loans past due
   90 days                    $    25     161     196     595      43

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                         1999    1998    1997    1996    1995
Pro forma interest-nonaccrual
 loans                           $   406     105      92      60     161
Recorded interest-nonaccrual
 loans                           $     1       1       3       3       1

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

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(thousands)                         1999     1998     1997     1996     1995
AVERAGE LOANS OUTSTANDING      $ 359,268  312,369  278,824  257,571  234,904

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period   $   4,640    4,291    4,179    3,988    3,815
Provision for loan losses          1,445    1,135      550      595      300
                                   6,085    5,426    4,729    4,583    4,115
Loans charged off:
   Commercial                        713      507       42      122       27
   Consumer                          355      441      402      402      326
   Real estate - commercial           50       --       25       21       12
   Real estate - construction         --       --       --       --       --
   Real estate - mortgage             15       22      159       15       --
   Total loans charged off         1,133      970      628      560      365

Recovery of loans previously
  charged off:
   Commercial                          9       54       17       29       36
   Consumer                          178      130      134      125      142
   Real estate - commercial           --       --       37        2       24
   Real estate - construction         --       --        2       --       --
   Real estate - mortgage             34       --       --       --       36
        Total recoveries             221      184      190      156      238
Net loans charged off                912      786      438      404      127
Balance, end of period         $   5,173    4,640    4,291    4,179    3,988

Net charge-offs to average
  loans outstanding                 0.25%    0.25     0.16     0.16     0.05

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                     December 31,
(thousands)                          1999     1998     1997     1996     1995
Commercial                        $  2,555   2,388    1,218      961      652
Consumer                               839     841      792      487      391
Real estate - commercial               612     418      649      738      412
Real estate - construction              66      58      161       28       69
Real estate - mortgage                 538     621      688      743      612
Unassigned portion of allowance        563     314      783    1,222    1,852
                                  $  5,173   4,640    4,291    4,179    3,988

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 1999 is adequate to cover potential loan losses inherent in the loan portfolio.

DEPOSIT MATURITIES
                                  As of December 31, 1999
                                     Mature Within
                                               Over Six
                       Three     Over Three    Months
                       Months    Months        Through    Over
                       or        Through       Twelve     Twelve
(thousands)            Less      Six Months    Months     Months      Total
Certificates of
 deposit and other
 time deposits of
 $100M and over      $   8,530       7,097     17,653     13,233     46,513
All other deposits     133,453      51,566     54,885    112,454    352,358
   Total deposits      141,983      58,663     72,538    125,687    398,871

INTEREST SENSITIVITY ANALYSIS
                                     As of December 31, 1999
                                     Mature or Reprice Within
                                        Over Three
                               Three    Months    Over One
                               Months   Through   Year To    Over
                               or       Twelve    Five       Five
(thousands)                    Less     Months    Years      Years     Total
INTEREST-EARNING ASSETS
Loans                       $ 136,067   90,272    93,109     58,380   377,828
Securities:
 Available-for-sale,
   at fair value                9,490   15,013    21,253     22,398    68,154
 Held-to-maturity,
   at amortized cost            1,069    3,363    21,354      7,435    33,221
Other interest-earning
   assets                       3,510       --        --         --     3,510
     Total interest-
     earning assets         $ 150,136  108,648   135,716     88,213   482,713

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $  11,767   21,613    13,133         --    46,513
Time                           47,385   72,427    47,329         21   167,162
All other deposits             90,887   21,833    29,111         --   141,831
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  20,666       --        --         --    20,666
Other borrowed funds           20,000       --    25,107      1,155    46,262
     Total interest-
     bearing
     liabilities            $ 190,705  115,873   114,680      1,176   422,434
Interest sensitivity
 gap per period             $ (40,569)  (7,225)   21,036     87,037    60,279
Cumulative interest
 sensitivity gap              (40,569) (47,794)  (26,758)    60,279        --

Refer to the Bank's 1999 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form
10-K.

Item 2.  Properties

The Corporation has twelve full service offices at the following locations:

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

All of such space is used by the Corporation in its operations. The Corporation owns properties 1, 2, 3, 5, 8, 9 and 10 and leases properties 4, 6, 7, 11, and 12 from independent parties on terms which management believes are satisfactory.

Other Real Estate.

Other Real Estate is composed of one commercial and one residential property.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                          PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has only one (1) class of Common Stock with a Par Value of $5 per share. There were approximately 1,058 stockholders of record as of December 31, 1999, holding 4,093,996 shares of the authorized 10,000,000 shares. The Corporation's stock began appearing on the Nasdaq Stock Market under the symbol FNBP on July 7, 1998. Previously, the stock appeared on the over-the-counter bulletin board under the same symbol. The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 1999 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. Prior to 1997, the Corporation had consistently paid a semi-annual dividend on its common stock. Beginning in the second quarter of 1997, the dividend payment was changed to a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on the retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 12 of the notes to consolidated financial statements in the Corporation?s 1999 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is located in the Corporation's 1999 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is located in the section of the Corporation's 1999 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 1999 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 1999 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

      Independent Auditors' Report
      Consolidated Balance Sheets - December 31, 1999 and 1998
      Consolidated Statements of Income - Years ended December 31, 1999, 1998, and 1997
      Consolidated Statements of Comprehensive Income - Years ended December
            31, 1999, 1998, and 1997
      Consolidated Statements of Cash Flows - Years ended December 31, 1999,
            1998, and 1997
      Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 1999, 1998, and 1997
      Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                     PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Election of Directors."

Information on executive officers is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Executive Officers of the Corporation."

Election of Directors. A total of 3,127,488 shares of a possible 3,722,139 shares or 84.0 percent of eligible shares were voted at the May 11, 1999, stockholders meeting. No class of voting stock withheld or cast against any nominee for Director in aggregate five percent or more of total shares cast by such class.

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Executive Compensation."

Employee Stock Ownership Plan. The Corporation instituted a qualified employee stock ownership plan in 1983 which covers substantially all employees. The Corporation makes periodic contributions to the plan that are used to purchase the Corporation's common stock from available sources. The shares are then allocated among plan participants based upon compensation and years of service. Stock allocated to a particular participant (or its value) is generally distributed upon retirement, death, disability, termination, or (under certain circumstances) attaining a specified age. The plan is administered by a committee appointed by the Corporation's Board of Directors. Information on the Corporation's leveraged ESOP is included in Note 10 of notes to consolidated financial statements, and is incorporated by reference from the Corporation's 1999 Annual Report to Stockholders which is included as
Exhibit 13 to this Form 10-K.

Information on compensation of directors compensation committee and executive compensation matters is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference from the Corporation's Proxy Statement under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 6, 2000.

Executive Officers. The persons currently serving as executive officers of the Corporation and their security ownership, are as follows:

                                                             Percent of
                                      Number Shares Owned    Outstanding
Name (Age)          Title             as of 3/6/00(A)(B)     Shares
J. Daniel        President & Chief           49,156           1.20
Hardy, Jr. (50)  Executive Officer

Daniel A.        Senior Vice President &
Becker (57)      Chief Financial Officer        381            .01

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)  Includes estimated 1999 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Election of Directors."

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

Information on transactions with management is incorporated herein by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Transactions with Management."


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a(1). Consolidated Financial Statements.  See Index to Consolidated Financial
      Statements.

a(2).Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

a(3).Exhibits.
     See Index to Exhibits

b.   Reports on Form 8-K.
     The Corporation did not file any reports on Form 8-K during the fourth quarter of 1999.

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

                           Date: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

        Signature                                  Date


    s/Kendall O. Clay                         March 23, 2000
      Kendall O. Clay

    s/Dr. Douglas Covington                   March 23, 2000
      Dr. Douglas Covington

    s/Daniel D. Hamrick                       March 23, 2000
      Daniel D. Hamrick

    s/J. Daniel Hardy, Jr.                    March 23, 2000
      J. Daniel Hardy, Jr.

    s/Joan H. Munford                         March 23, 2000
      Joan H. Munford

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 1999 Annual Report to Stockholders included within this document as an Exhibit:

        Independent Auditors' Report

        Consolidated Balance Sheets --
              December 31, 1999 and 1998

        Consolidated Statements of Income -- Years
              Ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Comprehensive Income -- Years
              Ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Cash Flows -
              Years Ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Changes in
              Stockholders' Equity -- Years Ended
              December 31, 1999, 1998, and 1997

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

(10)     Material Contracts

(10)A Consulting and Noncompetition Agreement With Put Option dated January 15, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10) D on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10)B First Amendment to Consulting and Noncompetition Agreement dated December 23, 1999, between Samuel H. Tollison and Registrant.

(10)C Employment agreement dated September 11, 1997 between Julian D. Hardy, Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10)B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10)D Change in control agreements with seven senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

         (1)	   Daniel A. Becker, Senior Vice President, Chief Financial
                Officer, dated April 1, 1999
         (2)	   Keith J. Houghton, Senior Vice President, Manager Commercial
                Banking, dated April 1, 1999
         (3)    Darlene S. Lancaster, Senior Vice President, Manager,
                Mortgage Loan Department, dated August 25, 1997

         (4)    R. Bruce Munro, Senior Vice President, Chief Credit
                Administration Officer, dated August 25, 1997
         (5)    Woody B. Nester, Senior Vice President, Cashier, dated
                August 25, 1997
         (6)    Peter A. Seitz, Executive Vice President, dated August 25,
                1997
         (7) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997
         (8)    Litz H. Van Dyke, Executive Vice President, dated August 25,
                1997

         The agreements with Mr. Seitz and Mr. Van Dyke were terminated under the terms of the Employment Agreement referred to in Exhibit
         (10) E below.

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

(13)    1999 Annual Report to Stockholders

(21)    Subsidiaries of the Registrant

(27)    Financial Data Schedule