Form 10-Q
period 2000-03-31
FNB CORP \VA\
filed 2000-05-09
CIK 1010961

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

For the quarterly period ended March 31, 2000
                                      or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

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

                                (540)382-4951
            (Registrant's telephone number, including area code)


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


               4,093,996 shares outstanding as of March 31, 2000

                       FNB CORPORATION AND SUBSIDIARIES


                              TABLE OF CONTENTS

                                                                  Page No.

PART I.    FINANCIAL INFORMATION


       Item 1.     Financial Statements                              3

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                    20


PART II.   OTHER INFORMATION


       Item 6.     Exhibits and Reports on Form 8-K                 25

                   Signatures                                       26

                   Index to Exhibits                                27

                       FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited);

2. Unaudited Consolidated Statements of Income for the three-month periods ended March 31, 2000 and 1999;

3. Unaudited Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2000 and 1999;

4. Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 2000 and 1999.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2000
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                   $  12,163
Federal funds sold                                            2,440
Securities available-for-sale, at fair value                 60,208
Securities held-to-maturity, at amortized cost
      (market value $32,283)                                 32,148
Mortgage loans held for sale                                    341
Loans:
      Commercial                                            108,906
      Consumer                                               71,487
      Real estate - commercial                               81,068
      Real estate - construction                             21,107
      Real estate - mortgage                                110,582
            Total loans                                     393,150
            Loans, net of unearned income                   393,150
      Less allowance for loan losses                          5,463
            Loans, net                                      387,687
Bank premises and equipment, net                             13,332
Other real estate owned                                         373
Other assets                                                  6,249
            Total assets                                  $ 514,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                    48,080
      Interest-bearing demand and savings deposits          145,029
      Time deposits                                         167,436
      Certificates of deposit of $100,000 and over           48,550
           Total deposits                                   409,095
      Federal funds purchased and securities sold under
        agreements to repurchase                              6,746
      Other borrowed funds                                   46,210
      Other liabilities                                       4,153
      Total liabilities                                     466,204
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,093,996 shares        20,470
      Surplus                                                25,595
      Unearned ESOP shares (94,307 shares)                   (1,561)
      Retained earnings                                       4,934
      Accumulated other comprehensive loss                     (701)
            Total stockholders' equity                       48,737
            Total liabilities and stockholders' equity    $ 514,941

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 1999
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                         $  18,363
Securities available-for-sale, at fair value                       68,154
Securities held-to-maturity, at amortized cost
      (market value $33,492)                                       33,221
Mortgage loans held for sale                                           73
Loans:
      Commercial                                                  113,321
      Consumer                                                     69,312
      Real estate - commercial                                     74,113
      Real estate - construction                                   18,772
      Real estate - mortgage                                      106,754
            Total loans                                           382,272
            Loans, net of unearned income                         382,272
      Less allowance for loan losses                                5,173
            Loans, net                                            377,099
Bank premises and equipment, net                                   13,480
Other real estate owned                                               129
Other assets                                                        6,387
            Total assets                                        $ 516,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          43,365
      Interest-bearing demand and savings deposits                141,831
      Time deposits                                               167,162
      Certificates of deposit of $100,000 and over                 46,513
            Total deposits                                        398,871
      Federal funds purchased                                      13,635
      Securities sold under agreements to repurchase                7,031
      Other borrowed funds                                         46,262
      Other liabilities                                             3,528
      Total liabilities                                           469,327
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 10,000,000
            shares; issued and outstanding 4,093,996 shares        20,470
      Surplus                                                      25,595
      Unearned ESOP shares (106,013 shares)                        (1,747)
      Retained earnings                                             3,968
      Accumulated other comprehensive loss                           (707)
            Total stockholders' equity                              47,579
            Total liabilities and stockholders' equity           $ 516,906

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Three months Ended March 31, 2000 and 1999
In Thousands, Except Share and Per Share Data
(Unaudited)


                                               2000          1999
Interest income:
   Interest and fees on loans              $   8,828         7,689
   Interest on securities:
      Taxable                                    834           693
      Nontaxable                                 538           605
   Interest on federal funds sold                  2            71
      Total interest income                   10,202         9,058
Interest expense:
   Interest on interest-bearing
      demand and savings deposits              1,023           686
   Interest on time deposits                   2,189         2,336
   Interest on certificates of
      deposit of $100,000 and over               743           807
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase                   141            56
   Interest on other borrowed funds              639           314
      Total interest expense                   4,735         4,199
      Net interest income                      5,467         4,859

Provision for loan losses                        293           289
   Net interest income after
        provision for loan losses              5,174         4,570

Noninterest income:
   Service charges on deposit accounts           322           292
   Loan origination fees                          39           102
   Other service charges and fees                193           159
   Other income                                  133           327
      Total noninterest income                   687           880
Noninterest expense:
   Salaries and employee benefits              1,905         1,767
   Occupancy and equipment expense, net          631           601
   Credit card expense                           177           145
   Supplies expense                               97           119
   Other expenses                                830           743
     Total noninterest expense                 3,640         3,375
Income before income tax expense               2,221         2,075
Income tax expense                               575           484
   Net income                              $   1,646         1,591
   Net income per share (as restated)      $    0.41          0.40
   Dividends declared per share
      (as restated)                         $   0.17          0.15
   Average number of shares
      outstanding (as restated)            3,998,556     3,975,804

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2000 and 1999
In Thousands
(unaudited)



                                               2000     1999
Net Income                                $   1,646     1,591
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                               9      (273)

Other comprehensive income (loss)
      before tax                                  9      (273)

Income tax effect of items of other
      comprehensive income                       (3)       93

Other comprehensive income (loss),
      net of tax                                  6      (180)

Comprehensive Income                      $   1,652     1,411

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2000 and 1999
In Thousands
(Unaudited)

                                                              2000      1999
Cash flows from operating activities:
Net income                                                $  1,646     1,591
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                          293       289
            Depreciation and amortization of bank
                  premises and equipment                       316       250
            ESOP compensation                                  186       186
            Amortization of premiums and accretion
                  of discounts, net                            116       108
            Net (gain) loss on sale of fixed assets and
                  other real estate                              1        (9)
            Net increase in mortgage loans held for sale      (268)     (119)
            Decrease (increase)in other assets                 138      (243)
            Increase in other liabilities                      625       272
                  Net cash provided by operating activities  3,053     2,325

Cash flows from investing activities:
      Net (increase) decrease in federal funds sold         (2,440)   10,360
      Proceeds from calls and maturities of
            securities available-for-sale                    8,494     3,219
      Proceeds from calls and maturities of
            securities held-to-maturity                      1,070       590
      Purchase of securities available-for-sale               (699)   (2,019)
      Net increase in loans                                (10,936)  (16,847)
      Proceeds from sale of other real estate owned             --        30
      Recoveries on loans previously charged off                56        37
      Bank premises and equipment expenditures                (168)     (401)
            Net cash used in investing activities           (4,623)   (5,031)

Cash flows from financing activities:
      Net increase in deposits                              10,224     2,706
      Net decrease in federal funds purchased and
            securities sold under agreements to
            repurchase                                     (13,920)     (800)
      Net increase (decrease) in other borrowed funds          (52)      326
      Principal payments on ESOP debt                         (186)     (186)
      Dividends paid                                          (680)     (614)
      Dividends on unallocated ESOP shares                     (16)      (19)
            Net cash provided by (used in) financing
               activities                                   (4,630)    1,413
Net decrease in cash and due from banks                     (6,200)   (1,293)
Cash and due from banks at beginning of period              18,363    11,875

Cash and due from banks at end of period                  $ 12,163    10,582

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2000 and 1999
In Thousands
(Unaudited)

                                                        2000      1999
Balance, beginning of period                       $  47,579     44,401
Net income for period                                  1,646      1,591
Cash dividends                                          (680)      (614)
ESOP shares allocated upon loan repayment                186        186
Change in accumulated other comprehensive income           6       (180)

Balance, end of period                             $  48,737     45,384

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2000 and 1999
In Thousands, Except Share Data
(Unaudited)


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

           The Corporation had no trading securities at December 31, 1999, or March 31, 2000. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

           In July 1999, the Corporation declared a 10% dividend to shareholders of record on August 27, 1999. As a result, all share and per share data have been adjusted retroactively to reflect the dividend as though it occurred at the beginning of the earliest period presented.

     (i)   Trust Assets

           Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,570 and $2,121 at March 31, 2000 and December 31, 1999, respectively.

(3)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at March 31, 2000 and December 31, 1999:

                                        Gross       Gross       Approx.
                            Amortized   Unrealized  Unrealized  Fair
March 31, 2000              Costs       Gains       Losses      Values
U.S. Treasury              $   3,006        2           (3)      3,005
U.S. Government agencies
      and corporations        14,795       18         (266)     14,547
States and political
      subdivisions            15,860       35         (425)     15,470
Other securities              27,609       --         (423)     27,186

Totals                     $  61,270       55       (1,117)     60,208

                                        Gross       Gross       Approx
                            Amortized   Unrealized  Unrealized  Fair
December 31, 1999           Costs       Gains       Losses      Values
U.S. Treasury             $   4,018         8          --        4,026
U.S. Government agencies
      and corporations       15,035        10        (221)      14,824
States and political
      subdivisions           15,173        40        (460)      14,753
Other securities             34,952         1        (402)      34,551

Totals                    $  69,178        59      (1,083)      68,154

The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                            Amortized   Fair
March 31, 2000                              Costs       Values
Due in one year or less                   $  15,366     15,281
Due after one year through five years        24,996     24,394
Due after five years through ten years       13,249     12,965
Due after ten years                           7,659      7,568

Totals                                    $  61,270     60,208

      Realized gains and losses on securities available-for-sale were not material in 2000 or 1999.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $18,210 at March 31, 2000 and $49,033 at December 31, 1999.

(4)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at March 31, 2000 and December 31, 1999 are as follows:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
March 31, 2000          Costs       Gains       Losses      Values
States and political
      subdivisions     $  32,148       273        (138)       32,283

Totals                 $  32,148       273        (138)       32,283

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 1999       Costs       Gains       Losses      Values
States and political
      subdivisions     $  33,221       367         (96)       33,492

Totals                 $  33,221       367         (96)       33,492

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                            Amortized   Fair
March 31, 2000                              Costs       Values
Due in one year or less                   $   4,176      4,197
Due after one year through five years        21,008     21,146
Due after five years through ten years        6,811      6,788
Due after ten years                             153        152
Totals                                    $  32,148     32,283

      Realized gains and losses on securities held-to-maturity were not material in 2000 or 1999.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,216 at March 31, 2000 and $18,073 at December 31, 1999.

(5)   Loans
      At March 31, 2000 and December 31, 1999, there were direct loans to executive officers and directors of $2,846 and $3,672, respectively. In addition, there were loans of $4,375 and $3,423 at March 31, 2000 and December 31, 1999 respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

      At March 31, 2000 and December 31, 1999, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $39,228 and $39,969, respectively.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                            Quarter Ended
                                              March 31,
                                           2000       1999
Balance at beginning of period        $    5,173      4,640
Provisions for loan losses                   293        289
Loan recoveries                               56         37
Loan charge-offs                             (59)       (30)

Balance at end of period              $    5,463      4,936

      Nonperforming assets consist of the following:

                                   March 31,      December 31,
                                     2000             l999
Nonaccrual loans                  $   4,710           4,517
Other real estate owned                 373             129

Total nonperforming assets        $   5,083           4,646

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2000.

(7)   Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                   March 31,     December 31,
                                     2000            1999
Land                             $   1,515           1,515
Buildings                           10,466          10,450
Furniture and equipment              8,440           8,354
Leasehold improvements                 535             507
                                    20,956          20,826

Less accumulated depreciation
      and amortization               7,624           7,346
Totals                           $  13,332          13,480

(8)   Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $46,210 and $46,300 on March 31, 2000 and December 31, 1999, respectively. The interest rates on the advances range from 5.33 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

(9)   Employee Benefit Plans

      The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. First National Bank holds all ESOP loans. Consequently, in the consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loans (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

      The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $38 and $35 for the three-month periods ended March 31, 2000 and 1999, respectively.

(10)  Income Taxes

      The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.

(11)  Restrictions on Payment of Dividends

      Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Corporation's Bank subsidiary in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2000 dividends of the bank (unless prior regulatory approval is obtained) to $2,100 plus year-to-date 2000 net profits as of the declaration date.

(12)  Supplemental Cash Flow Information

      The Corporation paid $4,826 and $4,343 for interest and it paid $541 and $403 for income taxes for the three-month periods ended March 31, 2000 and 1999, respectively.

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

      Except for unused home equity lines totaling $25,777 at March 31, 2000, and $26,872 at December 31, 1999, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                 March 31,     December 31,
                                                   2000            1999
                                                     Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit         $  86,886        88,046
            Standby letters of credit                5,121         5,905

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

(15)  Concentrations of Credit Risk

      The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $51 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

2000 Compared to 1999

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $5,467 for the three months ended March 31, 2000, an increase of $608 from the same period in 1999. The increase in net interest income in the first three months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $49,069 (11.25%), for the first three months of 2000 over the respective prior year period. The largest component of the increase in earning assets was average loans, reflecting an increase of $50,677 (15.06%)for the first three months of 2000. Growth in the loan portfolio was concentrated primarily in commercial and real estate loans. Commercial loans and loans secured by real estate reflected an increase of $15,659 and $29,395, respectively, for the first three months of 2000. Average securities increased $3,920 for the first three months of 2000. Average federal funds sold decreased $5,528 for the first three months of 2000. Federal funds sold were used as a source of funds to partially fund loan growth.

Average interest-bearing liabilities increased $39,147 (10.43%) over the respective prior year period. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $9,696 for the first three months of 2000. Growth in the deposit portfolio was concentrated in demand and savings deposits with an increase of $25,522 for the first three months of 2000. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase. This increase was partially offset by decreases of $8,594 in certificates of deposit of $100,000 and over and $7,232 in time deposits over the respective prior year period. The decreases can be attributed to less competitive bidding for this type of deposit. Average other borrowed funds increased $24,075 for the first three months of 2000. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of liquidity to fund loan growth. Average federal funds purchased and securities sold under agreements to repurchase increased $5,376 for the first three months of 2000. This increase can be attributed to funding loan growth.

Net interest yield decreased from 4.79% to 4.76% for the first three months of 2000 from the comparable prior year period. The yield on average earning assets increased 2 basis points, from 8.64% to 8.66% for the first three months of 2000 from the comparable prior year period. The cost of interest-bearing liabilities increased 10 basis points, from 4.47% to 4.57% for the first three months of 2000. Overall, 134.0% of the net interest income increase for the first three months of 2000 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the changes in net interest income for the first three months of 2000 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $293 and $289, respectively, for the first three months ended March 31, 2000 and 1999. Net charge-offs were negligible for both quarters. The allowance for loan losses was $5,463, 1.39% of outstanding loans, at March 31, 2000, and $5,173, 1.35% of outstanding loans, at December 31, 1999. Since net charge offs were negligible, the provision served to increase the allowance for loan losses. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, sundry income and net securities gains (losses), was $687 and $880, respectively, for the three months ended March 31, 2000 and 1999. The decrease in noninterest income resulted primarily from a decrease in mortgage loan origination fees resulting from a decrease in the volume of loans refinanced, which reflected the upward trend in mortgage rates, and a decrease in appraisal fees resulting from the elimination of this in-house function.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit card processing, supplies, FDIC assessment and other expenses was $3,640 and $3,375, respectively, for the three months ended March 31, 2000 and 1999. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, credit card expense, postage, telephone and online banking expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the new South Main office in Blacksburg, which opened in April 1999. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the occupancy of an additional floor in the headquarters building. Credit card expense was up due to volume. The increase in postage expense resulted primarily from timing. Telephone expense was up due to expanded facilities and online banking expense increased due to volume. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 25.9% and 23.3%, respectively, for the three months ended March 31, 2000 and 1999. The increase in the rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at March 31, 2000, were $514,941, compared to $516,906 at December 31, 1999. Total loans were $393,150 at March 31, 2000, an increase of $10,878 from December 31, 1999. Loan growth was concentrated in the real estate-commercial and mortgage portfolios and amounted to $10,783. Cash and due from banks decreased $6,200 partially as a result of the decrease in cash needs following Y2K. Securities decreased $9,019 primarily in the available-for-sale portfolio. Funds generated were used to eliminate federal funds purchased.

Total deposits at March 31, 2000, were $409,095, an increase of $10,224 from December 31, 1999. Interest-bearing demand and savings deposits increased $3,198, and noninterest-bearing demand deposits increased $4,715 since year end. New interest bearing demand and savings deposits account for approximately $5,085 of the increase. New noninterest-bearing demand deposits account for approximately $1,276 of the increase. Competition for deposits among local financial institutions and from mutual funds continues to be strong.

Borrowed funds at March 31, 2000, were $52,956, a decrease of $13,972 from December 31, 1999. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta, purchases of federal funds and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in cash flow generated by maturing securities. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $48,737 at March 31, 2000, compared to $47,579 at December 31, 1999. This increase of $1,158 was the net result of earnings retention, a decrease of $6 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $186 in unearned ESOP shares resulting from principal repayments on ESOP debt, and dividends paid to shareholders.

All financial institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve and the Office of Comptroller of the Currency (OCC) have established substantially similar risk-based and leveraged capital standards for financial institutions they regulate. Under the risk-based capital requirements of these regulatory agencies, the Corporation is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital"; which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital", consists of a limited amount of subordinated and other qualifying debt and a limited amount of the general loan loss reserve.

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

At March 31, 2000, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

The FNB Corporation 2000 Incentive Stock Plan (the "Plan") was adopted by the Board of Directors on February 15, 2000 subject to approval by the holders of a majority of the Corporation's common stock to be represented at the annual meeting of shareholders scheduled for May 9, 2000. The Plan makes available up to 400,000 shares of stock for awards to key employees and non-employee directors of the Corporation and its subsidiaries in the form of stock options, stock appreciation rights, and stock awards (collectively, the "Awards"). The shares of the stock to be issued under the Plan will be registered with the Securities and Exchange Commission on a registration statement on Form S-8 pursuant to the requirements of the Securities Act of 1933. It is anticipated that, assuming the Plan is approved by the shareholders, the registration statement will be filed with the SEC shortly after the annual meeting. No Awards will be granted prior to the effective date of the registration statement. A summary of the terms of the Plan and awards thereunder will be available in a prospectus, and a complete description will be contained in the Plan document.

The issuance of the Awards under the Plan will be accounted for based on the provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation." Any specific impact on the Corporation's financial statements will depend on the terms of the particular Award, the market price of the Corporation's stock, and certain other factors, which cannot be predicted at this time.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 2000, totaled $191 compared to $25 at December 31, 1999. In addition, nonaccrual loans and other real estate owned totaled $5,083 at March 31, 2000, compared to $4,646 at December 31, 1999. The increase in nonaccrual loans can be attributed to one commercial customer. Management considers the credit to be adequately secured and no loss is anticipated. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $12,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of March 31, 2000, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $38,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2000 dividends of the bank (unless prior regulatory approval is obtained) to $2,100 plus year-to-date 2000 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 2000. During the first three months of 2000 the bank paid $798 in dividends to the holding company.

Year 2000 (Y2K) Readiness Diclosure

The Corporation encountered no problems relating to Y2K. Even though considerable resources were expended to ensure that FNB's automated systems would be ready, the investment in much of the new technology will result in more efficient processing, and the contingency plans developed and tested for potential Y2K problems are in place to be used in the event of other emergency situations.

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


                              FNB Corporation


Date    May 8, 2000           by:  s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date    May 8, 2000           by:  s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit #   Description

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

(10)        Material Contracts

(10) A Change in control agreements with seven senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10) C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

           (1) 	  Daniel A. Becker, Senior Vice President, Chief Financial
                  Officer, dated April 1, 1999
           (2) 	  Keith J. Houghton, Senior Vice President, Manager,
                  Commercial Banking, dated April 1, 1999
           (3) Darlene S. Lancaster, Senior Vice President, Manager, Mortgage Loan Department, dated August 25, 1997
           (4)    R. Bruce Munro, Senior Vice President, Chief Credit
                  Administration Officer, dated August 25, 1997
           (5)    Woody B. Nester, Senior Vice President, Cashier, dated
                  August 25, 1997
           (6)    Peter A. Seitz, Executive Vice President, dated August 25,
                  1997
           (7) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997
           (8)	   Litz H. Van Dyke, Executive Vice President, dated August
                  25, 1997

           The agreements with Mr. Seitz and Mr. Van Dyke were terminated under the terms of the Employment Agreement referred to in Exhibit
           (10) B below.

(10) B Employment agreement dated March 23, 1999 with two executive officers of First National Bank. Both agreements have identical terms, and as such, only a sample copy of the agreement was filed with the Commission as Exhibit (10) E on form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.
           The officers covered by this agreement are:

           (1)  Peter A. Seitz, Executive Vice President
           (2)  Litz H. Van Dyke, Executive Vice President

(10) C Change in control agreement dated March 15, 2000 between Joseph W. Beury and First National Bank.

(27)       Financial Data Schedule