Form 10-Q
period 2000-06-30
FNB CORP \VA\
filed 2000-08-10
CIK 1010961

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

For the quarterly period ended June  30, 2000
                                      or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 000-24141
                             FNB Corporation
           (Exact name of registrant as specified in its charter)

Virginia                                                 54-1791618
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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


               4,096,996 shares outstanding as of June 30, 2000

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

                       FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and six-month periods ended June 30, 2000 and 1999;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and six-month periods ended June 30, 2000 and 1999;

4. Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 2000 and 1999.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2000
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                         $  11,537
Federal funds sold                                                  4,950
Securities available-for-sale, at fair value                       59,058
Securities held-to-maturity, at amortized cost
      (market value $31,618)                                       31,439
Mortgage loans held for sale                                          354
Loans:
      Commercial                                                  108,009
      Consumer                                                     75,012
      Real estate - commercial                                     79,463
      Real estate - construction                                   22,503
      Real estate - mortgage                                      114,018
            Total loans                                           399,005
             Loans, net of unearned income                        399,005
      Less allowance for loan losses                                5,678
            Loans, net                                            393,327
Bank premises and equipment, net                                   13,447
Other real estate owned                                               273
Other assets                                                        6,398
            Total assets                                        $ 520,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          50,207
      Interest-bearing demand and savings deposits                145,927
      Time deposits                                               172,892
      Certificates of deposit of $100,000 and over                 52,676
            Total deposits                                        421,702
Securities sold under agreements to repurchase                      5,916
Other borrowed funds                                               40,185
Other liabilities                                                   3,080
    Total liabilities                                             470,883
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,096,996 shares              20,485
      Surplus                                                      25,629
      Unearned ESOP shares (94,307 shares)                         (1,561)
      Retained earnings                                             5,934
      Accumulated other comprehensive loss                           (587)
           Total stockholders' equity                              49,900
           Total liabilities and stockholders' equity           $ 520,783

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2000 and 1999
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended     Six Months Ended
                                               June  30            June 30
                                           2000       1999      2000      1999
Interest income:
   Interest and fees on loans         $   9,052      7,814    17,660    15,289
   Interest on securities:
      Taxable                               770        735     1,604     1,428
      Nontaxable                            535        570     1,073     1,175
   Interest on federal funds sold            39         48        41       119
      Total interest income              10,396      9,167    20,378    18,011
Interest expense:
   Interest on interest-bearing
      demand and savings deposits         1,009        778     2,032     1,464
   Interest on time deposits              2,352      2,240     4,541     4,576
   Interest on certificates of
      deposit of $100,000 and over          802        729     1,545     1,536
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase               67         88       208       144
   Interest on other borrowed funds         716        448     1,355       762
      Total interest expense              4,946      4,283     9,681     8,482
      Net interest income                 5,450      4,884    10,697     9,529

Provision for loan losses                   292        300       585       589
   Net interest income after
        provision for loan losses         5,158      4,584    10,112     8,940

Noninterest income:
   Service charges on deposit accounts      352        275       674       600
   Loan origination fees                     40         87        79       189
   Other service charges and fees           356        301       691       576
   Other income                             140        228       273       555
   Securities gains (losses), net           (11)        --       (11)       --
      Total noninterest income              877        891     1,706     1,920
Noninterest expense:
   Salaries and employee benefits         1,946      1,833     3,851     3,600
   Occupancy and equipment expense, net     673        626     1,304     1,227
   Cardholder/merchant processing           100         92       199       172
   Supplies expense                          97        113       194       232
   Other expenses                           946        812     1,776     1,555
      Total noninterest expense           3,762      3,476     7,324     6,786
Income before income tax expense          2,273      1,999     4,494     4,074
Income tax expense                          593        465     1,168       949
   Net income                          $  1,680      1,534     3,326     3,125
   Basic earnings per share
       (as restated)                   $   0.42       0.39      0.83      0.79
   Fully diluted earnings per share
       (as restated)                   $   0.42       0.39      0.83      0.79
   Dividends declared per share
       (as restated)                   $   0.17       0.16      0.34      0.31
   Average number of shares
      outstanding (as restated)       4,000,897  3,976,633 3,999,714 3,976,371

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2000 and 1999
In Thousands
(unaudited)

                                          Quarter Ended      Six Months Ended
                                             June 30,            June 30,
                                          2000     1999       2000      1999
Net Income                              $ 1,680   1,534      3,326     3,125
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                         184    (686)       193      (959)
      Less: reclassification adjustment
         for (gains) losses included in
         net income                          11      --         11        --

Other comprehensive income (loss)
      before tax                            173    (686)       182      (959)

Income tax effect of items of other
      comprehensive income                  (59)    233        (62)      326

Other comprehensive income (loss),
      net of tax                            114    (453)       120      (633)

Comprehensive Income                    $ 1,794   1,081      3,446     2,492

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2000 and 1999
In Thousands
(Unaudited)                                                  Six Months Ended
                                                                 June 30,
                                                              2000     1999
Cash flows from operating activities:
Net income                                                $   3,326    3,125
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                           585      589
            Depreciation and amortization of bank
                  premises and equipment                        650      603
            ESOP compensation                                   186      186
            Amortization of premiums and accretion
                  of discounts, net                             228      217
            Loss on sale of securities, net                      11       --
            Net gain on sale of fixed assets and
                  other real estate                             (13)      (9)
            Net (increase) decrease in mortgage
                  loans held for sale                          (281)     633
            Increase in other assets                            (11)    (777)
            Decrease in other liabilities                      (448)    (277)
                  Net cash provided by operating activities   4,233    4,290
Cash flows from investing activities:
      Net (increase) decrease in federal funds sold          (4,950)   2,200
      Proceeds from sales of securities available-for-sale    3,016       --
      Proceeds from calls and maturities of
            securities available-for-sale                    18,941    8,533
      Proceeds from calls and maturities of
            securities held-to-maturity                       1,775    2,955
      Purchase of securities available-for-sale             (12,948) (19,382)
      Net increase in loans                                 (16,907) (35,340)
      Proceeds from sale of other real estate owned             100      120
      Recoveries on loans previously charged off                105       91
      Bank premises and equipment expenditures                 (617)  (1,113)
            Net cash used in investing activities           (11,485) (41,936)

Cash flows from financing activities:
      Net increase in deposits                               22,831   11,577
      Net decrease in federal funds purchased and
            securities sold under agreements to
            repurchase                                      (14,750)    (550)
      Net increase (decrease) in other borrowed funds        (6,077)  27,755
      Principal payments on ESOP debt                          (186)    (186)
      Dividends paid                                         (1,360)  (1,229)
      Dividends on unallocated ESOP shares                      (32)     (37)
            Net cash provided by financing
               activities                                       426   37,330
Net decrease in cash and due from banks                      (6,826)    (316)
Cash and due from banks at beginning of period               18,363   11,875

Cash and due from banks at end of period                  $  11,537   11,559

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2000 and 1999
In Thousands
(Unaudited)



                                                        2000       1999
Balance, beginning of period                        $  47,579    44,401
Net income for period                                   3,326     3,125
Cash dividends                                         (1,360)   (1,229)
ESOP shares allocated upon loan repayment                 186       186
Director stock awards                                      54        --
Repurchase FNB Corporation Stock                           (5)       --
Change in accumulated other comprehensive income          120      (633)


Balance, end of period                              $  49,900    45,850

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2000 and 1999
In Thousands, Except Share Data
(Unaudited)


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

Management believes that the allowance for loan losses and the valuation of other real estate owned are adequate. While management uses available information to recognize loan losses and write-downs of other real estate owned, future additions to the allowance and write-downs to other real estate owned might be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and valuation of other real estate owned. Such agencies may require the Corporation to recognize additions to the allowance for loan losses and additional write-downs of other real estate owned based on their judgments of information available to them at the time of their examination.

The following is a description of the more significant accounting and reporting policies that conform to general practice within the banking industry.

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

     The Corporation had no trading securities at December 31, 1999, or June 30, 2000. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Amortization of premiums and accretion of discounts are computed on the level yield method. Gains and losses on sales of investment securities are computed on the basis of specific identification of the adjusted cost of each security upon disposition.

(d)  Loans

     Loans are stated at the amount of funds disbursed plus the applicable amount, if any, of unearned interest and deferred fees and costs less payments received. Interest on commercial and real estate mortgage loans is accrued based on the average loans outstanding times the applicable interest rates. Interest on installment loans is recognized on methods that approximate the level yield method.

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

     In July 1999, the Corporation declared a 10% stock dividend to shareholders of record on August 27, 1999. As a result, all share and per share data have been adjusted retroactively to reflect the dividend as though it occurred at the beginning of the earliest period presented.

(i)  Trust Assets

     Assets held by the Corporation's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Corporation.

(2)  Restrictions on Cash

     Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $2,088 and $2,121 at June 30, 2000 and December 31, 1999, respectively.

(3)  Securities Available-for-Sale

     The following sets forth the composition of securities available-for-sale, which are reported at fair value, at June 30, 2000 and December 31, 1999:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
June 30, 2000           Costs       Gains       Losses      Values
U.S. Treasury           $    501       --          (3)        498
U.S. Government agencies
      and corporations    16,616       21         (273)    16,364

States and political
      subdivisions        16,868       39         (352)    16,555
Other securities          25,963        8         (330)    25,641
Totals                 $  59,948       68         (958)    59,058

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 1999       Costs       Gains       Losses      Values
U.S. Treasury           $   4,018        8          --       4,026
U.S. Government agencies
      and corporations     15,035       10        (221)     14,824

States and political
      subdivisions         15,173       40        (460)     14,753
Other securities           34,952        1        (402)     34,551
Totals                  $  69,178       59      (1,083)     68,154

     The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                          Amortized     Fair
June 30, 2000                             Costs         Values
Due in one year or less                   $   5,545      5,508
Due after one year through five years        36,068     35,511
Due after five years through ten years       10,624     10,385
Due after ten years                           7,711      7,654

Totals                                    $  59,948     59,058

     Realized gains and losses on securities available-for-sale were not material in 2000 or 1999.

     The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $15,700 at June 30, 2000 and $49,033 at December 31, 1999.

(4)  Securities Held-To-Maturity

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at June 30, 2000 and December 31, 1999 are as follows:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
June 30, 2000           Costs       Gains       Losses      Values
States and political
      subdivisions     $  31,439       270         (91)       31,618

Totals                 $  31,439       270         (91)       31,618

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 1999       Costs       Gains       Losses      Values
States and political
      subdivisions     $  33,221       367         (96)       33,492

Totals                 $  33,221       367         (96)       33,492

     The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                            Amortized   Fair
June 30, 2000                               Costs       Values
Due in one year or less                   $   3,873      3,886
Due after one year through five years        20,860     21,009
Due after five years through ten years        6,553      6,570
Due after ten years                             153        153
Totals                                    $  31,439     31,618

     Realized gains and losses on securities held-to-maturity were not material in 2000 or 1999.

     The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,182 at June 30, 2000 and $18,073 at December 31, 1999.

(5)  Loans

     At June 30, 2000 and December 31, 1999, there were direct loans to executive officers and directors of $2,685 and $3,672, respectively. In addition, there were loans of $3,728 and $3,423 at June 30, 2000 and December 31, 1999, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

     At June 30, 2000 and December 31, 1999, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $41,110 and $39,969, respectively.

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

     A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                          Quarter Ended   Six Months Ended
                                            June 30,           June 30,
                                          2000    1999       2000     1999
Balance at beginning of period       $   5,463   4,936      5,173    4,640
Provisions for loan losses                 292     300        585      589
Loan recoveries                             49      54        105       91
Loan charge-offs                          (126)   (309)      (185)    (339)

Balance at end of period             $   5,678   4,981      5,678    4,981

Nonperforming assets consist of the following:

                                    June 30       December 31,
                                      2000            l999
Nonaccrual loans                  $  4,357            4,517
Other real estate owned                273              129

Total nonperforming assets        $  4,630            4,646

     There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2000.

(7)  Bank Premises and Equipment, Net

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                    June 30      December 31,
                                     2000           1999
Land                               $  1,768          1,515
Buildings                            10,598         10,450
Furniture and equipment               8,496          8,354
Leasehold improvements                  535            507
                                     21,397         20,826

Less accumulated depreciation
      and amortization                7,950          7,346
Totals                             $ 13,447         13,480

(8)  Other Borrowed Funds

     Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $40,185 and $46,300 on June 30, 2000 and December 31, 1999, respectively. The interest rates on the advances range from 5.33 to 7.40 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

     The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $77 and $73 for the six-month periods ended June 30, 2000 and 1999, respectively.

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

(12) Supplemental Cash Flow Information

     The Corporation paid $9,619 and $8,572 for interest and it paid $1,441 and $1,129 for income taxes for the six-month periods ended June 30, 2000 and 1999, respectively.

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

     Except for home equity lines totaling $26,374 at June 30, 2000, and $26,872 at December 31, 1999, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                  June 30,    December 31,
                                                    2000          1999

                                                      Contract Amount
Financial instruments whose contract amounts
represent credit risk:
      Commitments to extend credit              $  82,529        88,046
      Standby letters of credit and
            financial guarantees written            5,314         5,905

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

(15) Concentrations of Credit Risk

     The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $53 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

(16) Stock Option Plan

     During the second quarter of 2000 the Corporation's stockholders approved the FNB Corporation 2000 Incentive Stock Plan (the "Plan"), as previously adopted by the Board of Directors. The Plan makes available up to 400,000 shares of common stock for awards to key employees and non-employee directors of the Corporation and its subsidiaries in the form of stock options, stock appreciation rights, and stock awards. The purpose of the Plan is to provide incentives to key employees and non-employee directors that promote the identification of their personal interest with the long-term financial success of the Corporation and with growth in shareholder value. In addition, awards to non-employee directors are intended to increase the directors' proprietary interest in the Corporation through the grant of stock options and stock awards as part of their compensation for service as directors. The Plan will expire in 2010, unless sooner terminated by the Board.

     Any option terms not specified in the Plan such as exercise prices, expiration dates, and vesting provisions are set forth in an agreement governing each grant. A stock option may be either an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a non-qualified stock option.

     In order to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations, or reorganizations by the Corporation, the number of shares subject to each outstanding grant, the exercise price, and the aggregate number of shares from which grants or awards may be made may be adjusted.

     In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." That standard sets forth compensation recognition principles that are based on a fair value model. The Corporation has elected another alternative provided for under SFAS No. 123, which is to account for the activity under the Plan using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under Opinion No. 25, compensation cost is not recognized except to the extent of the excess, if any, of the market price of the underlying stock over the exercise price of the stock option at the date of grant. The Corporation has not issued any options requiring compensation cost to be recognized.

     Compensation cost for awards of stock requiring no payment by the grantee is recorded at the effective date of the award and is measured by the market price of the stock awarded as of that date. Such cost is amortized to expense over the period of service to which the award relates.

     During the second quarter of 2000, the Corporation issued 35,000 nonqualified stock options to non-employee directors with an exercise price of $16.50 per share. Since this is equal to the market value on the date of grant, no compensation cost was recorded. The options expire in 10 years, and they vest in terms of exercisability at a rate of 25% per year on each of the first four anniversary dates from grant. The total fair value (as defined by SFAS No. 123 above) at grant date for the options was $166 (pre-tax). Had the fair value method of accounting prescribed by SFAS No. 123 been followed, earnings per share would not have changed, and the effect on net income for the first half and second quarter of 2000 would have been negligible.

     Significant assumptions used to estimate the fair values of the options under the SFAS No. 123 methodology are as follows:

     Risk-free interest rate   6.0 %
     Expected life             9.0 years
     Expected dividends        4.1 %
     Expected volatility      20.0 %

     Additionally during the second quarter, 3300 shares of common stock were awarded to non-employee directors at a fair value of $16.50 per share. The total fair value of $54 is attributable to a 12-month service period and, accordingly, is being amortized to expense over that period.

(17) Merger Agreements

     Subsequent to the end of the second quarter of 2000, FNB Corporation and CNB Holdings, Inc. ("CNB"), parent company of Community National Bank headquartered in Pulaski, Virginia, entered into an Agreement and Plan of Merger to merge CNB into FNB Corporation ("FNB"). Under the terms of the proposed transaction, shareholders of CNB will receive consideration valued at $10.60 for each share of CNB common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each CNB shareholder's election. The cash and FNB stock portion of the consideration, however, will each be limited to 50 percent of the total consideration paid.

     The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting. The merger is subject to approval by the shareholders of CNB as well as bank regulatory agencies.

     Subsequent to the end of the second quarter of 2000, FNB Corporation and SWVA Bancshares, Inc. ("SWVA"), parent company of Southwest Virginia Savings Bank headquartered in Roanoke, Virginia, entered into an Agreement and Plan of Merger to merge SWVA into FNB Corporation
     ("FNB"). Under the terms of the proposed transaction, shareholders of SWVA will receive consideration valued at $20.25 for each share of SWVA common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each SWVA shareholder's election. The cash portion of the consideration, however, will be limited to 20 percent of the total consideration paid.

     The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting. The merger is subject to approval by the shareholders of SWVA as well as bank regulatory agencies.

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

2000 Compared to 1999

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $10,697 for the six months ended June 30, 2000, an increase of $1,168 from the same period in 1999. Net interest income before provision for loan losses was $5,450 for the quarter ended June 30, 2000, an increase of $566 from the same period in 1999. The increase in net interest income in both the second quarter and first six months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $33,898 (7.44%) and $41,424 (9.26%), respectively, for the second quarter and first six months of 2000 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $39,192 (11.04%) and $43,818 (12.63%), respectively, for the second quarter and first six months of 2000. Growth in the loan portfolio was concentrated primarily in loans secured by real estate reflecting increases of $31,181 and $30,288, respectively, for the second quarter and first six months of 2000. Commercial loans increased $6,502 and $11,081, respectively, for the second quarter and first six months of 2000. Average securities decreased $3,476 and $63, respectively, for the second quarter and first six months of 2000. Average Federal Funds sold decreased $1,818 and $2,331 for the second quarter and first six months of 2000. Securities and Federal Funds sold were used as a source of funds to partially fund loan growth.

Average interest-bearing liabilities increased $23,931 (6.15%) and $31,504 (8.24%), respectively, for the second quarter and first six months of 2000 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $14,796 and $12,247, respectively, for the second quarter and first six months of 2000. Growth in the deposit portfolio was concentrated in demand and savings deposits with an increase of $14,429 and $19,948 for the second quarter and first six months of 2000. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase. This increase was partially offset by decreases of $4,622 in certificates of deposit of $100,000 and over and $3,079 in time deposits over the respective prior year period. The decreases can be attributed to less competitive bidding for this type of deposit. Average other borrowed funds increased $11,436 and $17,725, respectively, for the second quarter and first six months of 2000. The primary reason for the change was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of liquidity to fund loan growth.

Net interest yield increased to 4.70% from 4.61% for the second quarter and increased to 4.63% from 4.59% for the first six months of 2000 from the comparable prior year periods. The yield on average earning assets increased 38 basis points, to 8.75% from 8.37% for the second quarter and increased 21 basis points, to 8.59% from 8.38% for the first six months of 2000 from the comparable prior year periods. The cost of interest-bearing liabilities increased 38 basis points, to 4.79% from 4.41% for the second quarter and 24 basis points to 4.68% from 4.44% for the first six months of 2000. Overall, 108.7% and 122.4% of the net interest income increase, respectively, for the second quarter and first six months of 2000 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the second quarter and first six months of 2000 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $292 and $585, respectively, for the quarter and six months ended June 30, 2000, and $300 and $589, respectively, for the quarter and six months ended June 30, 1999. Net charge-offs amounted to $77 and $80, respectively, for the quarter and six months ended June 30, 2000 and $254 and $248, respectively, for the quarter and six months ended June 30, 1999. The allowance for loan losses was $5,678, 1.42% of outstanding loans, at June 30, 2000, and $5,173, 1.35% of outstanding loans, at December 31, 1999. The six-month provision for loan losses was down slightly from the same period in 1999 while net charge offs decreased $168. As a result, the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.


Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $877 and $1,706, respectively, for the quarter and six months ended June 30, 2000, and $891 and $1,920, respectively, for the quarter and six months ended June 30, 1999. The year to date decrease in noninterest income resulted primarily from a decrease in mortgage loan origination fees resulting from a decrease in the volume of loans refinanced, which reflected the upward trend in mortgage rates. Additionally, appraisal fees declined as a result of the elimination of this previously in-house function.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit card processing, supplies, and other expenses was $3,762 and $7,324, respectively, for the quarter and six months ended June 30, 2000, and $3,476 and $6,786, respectively, for the quarter and six months ended June 30, 1999. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, cardholder/merchant processing, postage and telephone expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the new South Main office in Blacksburg, which opened in April 1999. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the occupancy of an additional floor in the headquarters building. Cardholder/merchant processing expense was up due to volume. The increase in postage expense resulted primarily from timing. Telephone expense was up due to expanded facilities. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 26.1% and 26.0% for the quarter and six months ended June 30, 2000, and 23.3% for both the quarter and six months ended June 30, 1999. The increase in the rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at June 30, 2000, were $520,783, compared to $516,906 at December 31, 1999. Total loans were $399,005 at June 30, 2000, an increase of $16,733 from December 31, 1999. Loan growth was concentrated in the consumer, real estate-commercial, construction and mortgage portfolios and amounted to $22,045. Federal Funds sold increased $4,950. Securities decreased $10,878 primarily in the available-for-sale portfolio and was used to partially fund loan growth.

Total deposits at June 30, 2000, were $421,702, an increase of $22,831 from December 31, 1999. All deposit categories reflected increases with noninterest-bearing demand deposits experiencing both the largest amount and percent increase. New interest bearing demand and savings deposits account for approximately $13,094 (57.4%) of the increase. New noninterest-bearing demand deposits account for approximately $3,262 (14.3%) of the increase. Competition for deposits among local financial institutions continues to be strong.

Borrowed funds at June 30, 2000, were $46,101, a decrease of $20,827 from December 31, 1999. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta, purchases of federal funds and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in cash flow generated by maturing securities and increased deposits. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $49,900 at June 30, 2000, compared to $47,579 at December 31, 1999. This increase of $2,321 was the net result of earnings retention, an increase of $120 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $186 in unearned ESOP shares resulting from principal repayments on ESOP debt, director stock awards of $54, the repurchase of FNB Corporation stock of $5, and dividends paid to shareholders.

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

At June 30, 2000, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 2000, totaled $588 compared to $25 at December 31, 1999. In addition, nonaccrual loans and other real estate owned totaled $4,630 at June 30, 2000, compared to $4,646 at December 31, 1999. One commercial customer continues to account for the largest portion of nonaccrual loans. Management considers the credit to be adequately secured and no loss is anticipated. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $18,000 of the Corporation's borrowing capacity under an existing agreement with the FHLB remains unused as of June 30, 2000, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $38,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2000 dividends of the bank (unless prior regulatory approval is obtained) to $2,100 plus year-to-date 2000 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 2000. During the first six months of 2000 the bank paid $1,496 in dividends to the holding company.

Year 2000 (Y2K) Readiness Disclosure

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

Part II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg,
Virginia on May 9, 2000, at 2:00 p.m., for the following purposes:

(1)	To elect two (2) Directors of the Corporation to fill the
vacancy created by the expiration of terms of the Directors of Class I;

A total of 3,644,786 shares of a possible 4,093,996 shares or 89.0 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                     No. of Shares
                     No. of Shares   Voted Against    Number of
Director             Voted For       or Withheld      Abstentions

Daniel D Hamrick      3,559,221         85,565             --
Joan H. Munford       3,538,628        106,158             --

(2) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of McLeod & Company, independent certified public accountants, as auditors of the Corporation for 2000.

                                      No. of Shares
                       No. of Shares  Votes Against    Number of
                       Voted For      or Withheld      Abstentions

                         3,584,564       27,199          33,023

(3) To approve the FNB Corporation 2000 Incentive Stock Plan and the reservation of 400,000 shares of the Corporation's stock for issuance thereunder:

                                      No. of Shares
                       No. of Shares  Voted Against    Number of
                       Voted for      or Withheld      Abstentions

                        3,089,652       375,250          179,884

Item 6.     Exhibits and Reports on Form 8-K

           (A) Exhibits:

               See index to exhibits

           (B) Reports on Form 8-K:

               A report on Form 8-K was filed on April 25, 2000 (with a Date of Report of April 21, 2000) disclosing under Item 5 a press release announcing FNB Corporation's first quarter financial results, its quarterly dividend and that the board of directors of the Corporation has authorized management to buy up to 10% of the Corporation's common stock. The stock will be purchased in the open market and/or by privately negotiated transactions as management and the board of directors determine prudent.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FNB Corporation


Date    August 8, 2000        by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date    August 8, 2000        by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit #   Description

 (2)        Plan of Merger

 (2)A Merger agreement dated July 10, 2000 between FNB Corporation and CNB Holdings, Inc.

 (2)B Merger agreement dated August 7, 2000 between FNB Corporation and SWVA Bancshares, Inc.

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

 (10)       Material Contracts

 (10)A Change in control agreements with eight senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10) C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

           (1) 	  Daniel A. Becker, Senior Vice President, Chief Financial
                  Officer, dated April 1, 1999
           (2) 	  Keith J. Houghton, Senior Vice President, Manager,
                  Commercial Banking, dated April 1, 1999
           (3) 	  Darlene S. Lancaster, Senior Vice President, Manager,
                  Mortgage Loan Department, dated August 25, 1997
           (4) 	  Kay O. McCoy, Senior Vice President, Manager Retail Banking,
                  dated April 7, 2000
           (5)    R. Bruce Munro, Senior Vice President, Chief Credit
                  Administration Officer, dated August 25, 1997
           (6)    Woody B. Nester, Senior Vice President, Cashier, dated
                  August 25, 1997
           (7)    Peter A. Seitz, Executive Vice President, dated August 25,
                  1997
           (8) Perry D. Taylor, Senior Vice President, Comptroller, dated August 25, 1997
           (9)    Litz H. Van Dyke, Executive Vice President, dated August 25,
                  1997

           The agreements with Mr. Seitz and Mr. Van Dyke were terminated under the terms of the Employment Agreement referred to in Exhibit
           (10) B below.

 (10)B Employment agreement dated March 23, 1999 with two executive officers of First National Bank. Both agreements have identical terms, and as such, only a sample copy of the agreement was filed with the Commission as Exhibit (10 E on Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference. The officers covered by this agreement are:

           (1) 	Peter A. Seitz, Executive Vice President
           (2) 	Litz H. Van Dyke, Executive Vice President

 (10)C Change in control agreement dated March 15, 2000 between Joseph W.Beury and First National Bank. The agreement was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.


 (27)      Financial Data Schedule