Form 10-Q
period 2000-09-30
FNB CORP \VA\
filed 2000-11-03
CIK 1010961

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

For the quarterly period ended September 30, 2000
                                      or

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


               4,073,905 shares outstanding as of September 30, 2000

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

                       FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000 (unaudited);

2. Unaudited Consolidated Statements of Income for the quarter and nine-month periods ended September 30, 2000 and 1999;

3. Unaudited Consolidated Statements of Comprehensive Income for the quarter and nine-month periods ended September 30, 2000 and 1999;

4. Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 2000 and 1999.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2000
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                         $  10,664
Federal funds sold                                                  2,150
Securities available-for-sale, at fair value                       60,946
Securities held-to-maturity, at amortized cost
      (market value $30,569)                                       30,244
Mortgage loans held for sale                                          781
Loans:
      Commercial                                                  109,827
      Consumer                                                     77,049
      Real estate - commercial                                     78,230
      Real estate - construction                                   21,615
      Real estate - mortgage                                      116,765
            Total loans                                           403,486
            Loans, net of unearned income                         403,486
      Less allowance for loan losses                                5,714
            Loans, net                                            397,772
Bank premises and equipment, net                                   13,498
Other real estate owned                                               273
Other assets                                                        6,474
            Total assets                                        $ 522,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          56,602
      Interest-bearing demand and savings deposits                127,972
      Time deposits                                               181,425
      Certificates of deposit of $100,000 and over                 58,250
            Total deposits                                        424,249
Securities sold under agreements to repurchase                      7,671
Other borrowed funds                                               36,131
Other liabilities                                                   3,729
    Total liabilities                                             471,780
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,073,905 shares              20,370
      Surplus                                                      25,355
      Unearned compensation                                           (83)
      Unearned ESOP shares (82,601 shares)                         (1,375)
      Retained earnings                                             6,938
      Accumulated other comprehensive loss                           (183)
           Total stockholders' equity                              51,022
           Total liabilities and stockholders' equity           $ 522,802

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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended     Nine Months Ended
                                            September 30       September 30
                                          2000       1999      2000      1999
Interest income:
   Interest and fees on loans         $   9,382      8,151    27,042    23,440
   Interest on securities:
      Taxable                               720        855     2,324     2,283
      Nontaxable                            521        533     1,594     1,708
   Interest on federal funds sold            41         59        82       179
      Total interest income              10,664      9,598    31,042    27,610
Interest expense:
   Interest on interest-bearing
      demand and savings deposits           981        933     3,013     2,397
   Interest on time deposits              2,582      2,156     7,123     6,732
   Interest on certificates of
      deposit of $100,000 and over          888        745     2,433     2,281
   Interest on federal funds purchased
      and securities sold under
      agreements to repurchase              104         64       312       208
   Interest on other borrowed funds         603        631     1,958     1,393
      Total interest expense              5,158      4,529    14,839    13,011
      Net interest income                 5,506      5,069    16,203    14,599

Provision for loan losses                   293        300       878       889
   Net interest income after
        provision for loan losses         5,213      4,769    15,325    13,710

Noninterest income:
   Service charges on deposit accounts      339        323     1,013       923
   Loan origination fees                     48         71       127       260
   Other service charges and fees           359        312     1,050       888
   Other income                             185        150       458       705
   Securities gains (losses), net           (37)        11       (48)       11
      Total noninterest income              894        867     2,600     2,787
Noninterest expense:
   Salaries and employee benefits         2,051      1,886     5,902     5,486
   Occupancy and equipment expense, net     635        620     1,939     1,847
   Cardholder/merchant processing           102        109       301       282
   Supplies expense                         101        108       295       340
   Other expenses                           871        803     2,647     2,358
      Total noninterest expense           3,760      3,526    11,084    10,313
Income before income tax expense          2,347      2,110     6,841     6,184
Income tax expense                          622        503     1,790     1,452
   Net income                          $  1,725      1,607     5,051     4,732
   Basic earnings per share            $   0.43       0.40      1.26      1.19
   Fully diluted earnings per share    $   0.43       0.40      1.26      1.19
   Dividends declared per share        $   0.18       0.15      0.52      0.46
   Average number of shares
      outstanding                     3,999,745  3,986,953 3,999,724 3,980,202

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
In Thousands
(unaudited)

                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          2000    1999       2000      1999
                                      C>
Net Income                             $  1,725   1,607      5,051     4,732
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                         569    (116)       740    (1,075)
      Less: reclassification adjustment
         for (gains) losses included in
         net income                          43     (11)        54       (11)

Other comprehensive income (loss)
      before tax                            612    (127)       794    (1,086)

Income tax effect of items of other
      comprehensive income                 (208)     45       (270)      371

Other comprehensive income (loss),
      net of tax                            404     (82)       524      (715)

Comprehensive Income                   $  2,129   1,525      5,575     4,017

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
In Thousands
(Unaudited)                                                 Nine Months Ended
                                                              September 30,
                                                              2000     1999
Cash flows from operating activities:
Net income                                                $   5,051    4,732
Adjustments to reconcile net income to net
      cash provided by operating activities:
            Provision for loan losses                           878      889
            Depreciation and amortization of bank
                  premises and equipment                        987      918
            ESOP compensation                                   373      373
            Amortization of premiums and accretion
                  of discounts, net                             244      400
            Gain (loss) on sale of securities, net              (48)      11
            Net gain on sale of fixed assets and
                  other real estate                             (61)     (13)
            Net (increase) decrease in mortgage
                  loans held for sale                          (708)   1,238
            Increase in other assets                            (87)    (943)
            Increase (decrease) in other liabilities            201      (57)
                  Net cash provided by operating activities   6,830    7,548
Cash flows from investing activities:
      Net (increase) decrease in federal funds sold          (2,150)   8,335
      Proceeds from sales of securities available-for-sale    5,094       --
      Proceeds from calls and maturities of
            securities available-for-sale                    21,261   13,297
      Proceeds from calls and maturities of
            securities held-to-maturity                       2,973    4,355
      Purchase of securities available-for-sale             (18,637) (23,879)
      Net increase in loans                                 (21,667) (41,017)
      Proceeds from sale of other real estate owned             100      120
      Recoveries on loans previously charged off                235      145
      Bank premises and equipment expenditures               (1,003)    (895)
            Net cash used in investing activities           (13,794) (39,539)
Cash flows from financing activities:
      Net increase in deposits                               25,378    7,937
      Net increase (decrease) in federal funds purchased
            and securities sold under agreements to
            repurchase                                      (12,995)     179
      Net increase (decrease) in other borrowed funds       (10,131)  24,742
      Principal payments on ESOP debt                          (373)    (373)
      Dividends paid                                         (2,081)  (1,846)
      Repurchase FNB Corporation stock                         (486)      --
      Dividends on unallocated ESOP shares                      (47)     (52)
            Net cash provided by (used in) financing
               activities                                      (735)  30,587
Net decrease in cash and due from banks                      (7,699)  (1,404)
Cash and due from banks at beginning of period               18,363   11,875
Cash and due from banks at end of period                  $  10,664   10,471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
In Thousands
(Unaudited)

                                                          Nine Months Ended
                                                            September 30,

                                                            2000       1999
Balance, beginning of period                            $  47,579    44,401
Net income for period                                       5,051     4,732
Cash dividends                                             (2,081)   (1,846)
ESOP shares allocated upon loan repayment                     373       373
Stock awards issued, net of unearned compensation              62        --
Repurchase FNB Corporation Stock                             (486)       --
Cash payment of fractional shares in 10% stock dividend        --        (8)
Change in accumulated other comprehensive income              524      (715)


Balance, end of period                                  $  51,022    46,937

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2000 and 1999
In Thousands, Except Share Data
(Unaudited)


(1)   Summary of Significant Accounting Policies

The accompanying financial statements of FNB Corporation and subsidiaries are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. Certain amounts in the 1999 financial statements have been reclassified to conform to the year 2000 presentation.

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

            The Corporation had no trading securities at December 31, 1999, or September 30, 2000. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

(2)   Restrictions on Cash

Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,864 and $2,121 at September 30, 2000 and December 31, 1999, respectively.

(3)   Securities Available-for-Sale

The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 2000 and December 31, 1999:

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
September 30, 2000              Costs       Gains       Losses      Values
U.S. Treasury                  $     500       --           --         500
U.S. Government agencies
and corporations                  16,378       26         (136)     16,268
States and political
subdivisions                      16,754       67         (211)     16,610
Other securities                  27,591      148         (171)     27,568
      Totals                   $  61,223      241         (518)     60,946

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
December 31, 1999             Costs       Gains       Losses      Values
U.S. Treasury                 $   4,018        8           --       4,026
U.S. Government agencies
      and corporations           15,035       10         (221)     14,824
States and political
subdivisions                     15,173       40         (460)     14,753
Other securities                 34,952        1         (402)     34,551
      Totals                  $  69,178       59       (1,083)     68,154

The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                            Amortized   Fair
September 30, 2000                          Costs       Values
Due in one year or less                   $   5,578      5,548
Due after one year through five years        37,711     37,589
Due after five years through ten years       10,099     10,015
Due after ten years                           7,835      7,794

Totals                                    $  61,223     60,946

Gross gains were not material and gross losses of $54 were realized on sales and calls of securities available-for-sale through September 30, 2000. Realized gains and losses on securities available-for-sale were not material in 1999.

The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $17,595 at September, 2000 and $49,033 at December 31, 1999.

(4)   Securities Held-To-Maturity

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 2000 and December 31, 1999 are as follows:

                                     Gross       Gross       Approx.
                         Amortized   Unrealized  Unrealized  Fair
September 30, 2000       Costs       Gains       Losses      Values
States and political
subdivisions            $  30,244       345         (20)       30,569

Totals                  $  30,244       345         (20)       30,569

                                     Gross       Gross       Approx.
                         Amortized   Unrealized  Unrealized  Fair
December 31, 1999        Costs       Gains       Losses      Values
States and political
subdivisions            $  33,221       367         (96)       33,492

Totals                  $  33,221       367         (96)       33,492

The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Approx.
                                          Amortized     Fair
September 30, 2000                        Costs         Values
Due in one year or less                   $   3,617      3,624
Due after one year through five years        21,768     22,027
Due after five years through ten years        4,859      4,918

Totals                                    $  30,244     30,569

Realized gains and losses on securities held-to-maturity were not material in 2000 or 1999.

The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $16,181 at September 30, 2000 and $18,073 at December 31, 1999.

(5)   Loans

At September 30, 2000 and December 31, 1999, there were direct loans to executive officers and directors of $2,627 and $3,672, respectively. In addition, there were loans of $2,830 and $3,423 at September 30, 2000 and December 31, 1999, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

At September 30, 2000 and December 31, 1999, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $40,683 and $39,969, respectively.

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                           Quarter Ended   Nine Months Ended
                                           September 30,     September 30,
                                            2000    1999     2000     1999
Balance at beginning of period          $   5,678   4,981    5,173    4,640
Provisions for loan losses                    293     300      878      889
Loan recoveries                               130      54      235      145
Loan charge-offs                             (387)   (352)    (572)    (691)

Balance at end of period                $   5,714   4,983    5,714    4,983

Nonperforming assets consist of the following:

                                   September 30     December 31,
                                      2000              l999
Nonaccrual loans                   $  3,090             4,517
Other real estate owned                 273               129

  Total nonperforming assets       $  3,363             4,646

There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2000.

(7)   Bank Premises and Equipment, Net

Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                   September 30     December 31,
                                       2000            1999
Land                               $   1,565           1,515
Buildings                             11,094          10,450
Furniture and equipment                8,589           8,354
Leasehold improvements                   535             507
                                      21,783          20,826

Less accumulated depreciation
      and amortization                 8,285           7,346
       Totals                      $  13,498          13,480

(8)   Other Borrowed Funds

Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $36,131 and $46,300 on September 30, 2000 and December 31, 1999, respectively. The interest rates on the advances range from
5.33 to 6.20 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $114 and $110 for the nine-month periods ended September 30, 2000 and 1999, respectively.

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

(12)  Supplemental Cash Flow Information

The Corporation paid $14,645 and $13,147 for interest and it paid $2,118 and $1,501 for income taxes for the nine-month periods ended September 30, 2000 and 1999, respectively.

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

Except for home equity lines totaling $25,246 at September 30, 2000, and $26,872 at December 31, 1999, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                               September 30,     December 31,
                                                    2000             1999

                                                       Contract Amount
Financial instruments whose contract amounts
represent credit risk:
            Commitments to extend credit        $  83,370           88,046
            Standby letters of credit and
                  financial guarantees written      4,966            5,905

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

(15)  Concentrations of Credit Risk

The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's three largest employers--Virginia Polytechnic Institute and State University, Radford

University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $54 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.

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

During the second quarter of 2000, the Corporation issued 35,000 nonqualified stock options to non-employee directors with an exercise price of $16.50 per share. During the third quarter of 2000, the Corporation issued 29,800 nonqualified stock options to employees with an exercise price of $16.50 per share. Since this is equal to the market value on the date of grant, no compensation cost was recorded. The options expire in 10 years, and they vest in terms of exercisability at a rate of 25% per year on each of the first four anniversary dates from grant. The total fair value (as defined by SFAS No. 123 above) at grant date for the options was $286 (pre-tax). Had the fair value method of accounting prescribed by SFAS No. 123 been followed, earnings per share would not have changed, and the effect on net income for the first nine months and third quarter of 2000 would have been negligible.

Significant assumptions used to estimate the fair values of the options under the SFAS No. 123 methodology are as follows:

Risk-free interest rate       6.0%
Expected life                 9.8 years
Expected dividends            4.1%
Expected volatility          20.0%

During the third quarter, two executive officers were awarded a total of 5,000 shares of restricted common stock at a fair value of $16.50 per share. The awards vest (that is, the restrictions attached to the awards lapse) at the rate of 20% annually over a five year period. The value of unvested awards is shown in the stockholders' equity section of the balance sheet as unearned compensation. The total fair value of $83 is being amortized to expense over that five year service period.

During the second quarter, 3300 shares of common stock were awarded to non-employee directors at a fair value of $16.50 per share. Additionally, during the third quarter, 500 shares of common stock were awarded to non-employee directors at a fair value of $16.50 per share. The combined fair value of $62 is attributable to a 12-month service period and, accordingly, is being amortized to expense over that period.
(17)  Merger Agreements

During the third quarter of 2000, FNB Corporation and CNB Holdings, Inc. ("CNB"), parent company of Community National Bank headquartered in Pulaski, Virginia, entered into an Agreement and Plan of Merger to merge CNB into FNB Corporation ("FNB"). Under the terms of the proposed transaction, shareholders of CNB will receive consideration valued at

$10.60 for each share of CNB common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each CNB shareholder's election. The cash and FNB stock portion of the consideration, however, will each be limited to 50 percent of the total consideration paid.

The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting. The merger is subject to approval by the shareholders of CNB as well as bank regulatory agencies.

During the third quarter of 2000, FNB Corporation and SWVA Bancshares, Inc. ("SWVA"), parent company of Southwest Virginia Savings Bank headquartered in Roanoke, Virginia, entered into an Agreement and Plan of Merger to merge SWVA into FNB Corporation ("FNB"). Under the terms of the proposed transaction, shareholders of SWVA will receive consideration valued at $20.25 for each share of SWVA common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each SWVA shareholder's election. The cash portion of the consideration, however, will be limited to 20 percent of the total consideration paid.

The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting. The merger is subject to approval by the shareholders of SWVA as well as bank regulatory agencies.

During the third quarter of 2000, FNB Corporation entered into an agreement to purchase the First Union National Bank branches located in Pearisburg and Wytheville, Virginia. The agreement is subject to approval by bank regulators and other standard conditions for transactions of this nature. FNB anticipates closing the transaction in the first quarter of 2001. The branches to be acquired held a combined total of approximately $85 million in deposits as of June 30, 2000.

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

2000 Compared to 1999

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $16,203 for the nine months ended September 30, 2000, an increase of $1,604 from the same period in 1999. Net interest income before provision for loan losses was $5,506 for the quarter ended September 30, 2000, an increase of $436 from the same period in 1999. The increase in net interest income in both the third quarter and first nine months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $21,687 (4.59%) and $33,889 (7.44%), respectively, for the third quarter and first nine months of 2000 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting increases of $34,537 (9.43%) and $40,951 (11.59%), respectively, for the third quarter and first nine months of 2000. Growth in the loan portfolio was concentrated primarily in loans secured by real estate reflecting increases of $29,381 and $29,986, respectively, for the third quarter and first nine months of 2000. Commercial loans decreased $1,409 and increased $6,917, respectively, for the third quarter and first nine months of 2000. Average securities decreased $10,756 and $3,919, respectively, for the third quarter and first nine months of 2000. Average Federal Funds sold decreased $2,094 and $3,143 for the third quarter and first nine months of 2000. Securities and Federal Funds sold were used as a source of funds to partially fund loan growth.

Average interest-bearing liabilities increased $9,387 (2.31%) and $24,062 (6.17%), respectively, for the third quarter and first nine months of 2000 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $15,079 and $13,136, respectively, for the third quarter and first nine months of 2000. Growth in the deposit portfolio was concentrated in demand and savings deposits with an increase of $368 and $13,333 for the third quarter and first nine months of 2000. Time deposits increased $13,144 and $2,352 for the third quarter and first nine months of 2000. Increased market penetration in new markets and a concerted effort to obtain business deposit accounts from our business loan customers accounted for the increase. This increase was partially offset by a decrease of $2,549 in certificates of deposit of $100,000 and over from the first nine months of 1999. The decrease can be attributed to less competitive bidding for this type of deposit. Average other borrowed funds decreased $6,824 and increased $9,528, respectively, for the third quarter and first nine months of 2000. The primary reason for the increase from the prior year was an increase in advances from the Federal Home Loan Bank of Atlanta, as the Corporation increasingly utilized this source of liquidity to fund loan growth. The third quarter decrease reflected partial curtailment of Federal Home Loan Bank borrowing.

Net interest yield increased to 4.69% from 4.58% for the third quarter and increased to 4.67% from 4.59% for the first nine months of 2000 from the comparable prior year periods. The yield on average earning assets increased 46 basis points, to 8.87% from 8.41% for the third quarter and increased 31 basis points, to 8.70% from 8.39% for the first nine months of 2000 from the comparable prior year periods. The cost of interest-bearing liabilities increased 50 basis points, to 4.96% from 4.46% for the third quarter and 33 basis points to 4.78% from 4.45% for the first nine months of 2000. Overall, 118.6% and 116.9% of the net interest income increase, respectively, for the third quarter and first nine months of 2000 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the third quarter and first nine months of 2000 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $293 and $878, respectively, for the quarter and nine months ended September 30, 2000, and $300 and $889, respectively, for the quarter and nine months ended September 30, 1999. Net charge-offs amounted to $257 and $337, respectively, for the quarter and nine months ended September 30, 2000 and $298 and $546, respectively, for the quarter and nine months ended September 30, 1999. The allowance for loan losses was $5,714, 1.42% of outstanding loans, at September 30, 2000, and $5,173, 1.35% of outstanding loans, at December 31, 1999. The nine-month provision for loan losses decreased $11 from the same period in 1999 while net charge offs decreased $209. As a result, the allowance for loan losses reflected a corresponding increase. Management believes the allowance for loan losses as a percentage of outstanding loans remains at a prudent level.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $894 and $2,600, respectively, for the quarter and nine months ended September 30, 2000, and $867 and $2,787, respectively, for the quarter and nine months ended September 30, 1999. The year to date decrease in noninterest income resulted primarily from a decrease in mortgage loan origination fees resulting from a decrease in the volume of loans refinanced, which reflected the upward trend in mortgage rates. Additionally, appraisal fees declined as a result of the elimination of this previously in-house function.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit card processing, supplies, and other expenses was $3,760 and $11,084, respectively, for the quarter and nine months ended September 30, 2000, and $3,526 and $10,313, respectively, for the quarter and nine months ended September 30, 1999. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, cardholder/merchant processing, and consultant expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the new South Main office in Blacksburg, which opened in April 1999. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the occupancy of an additional floor in the headquarters building. Cardholder/merchant processing expense for the nine months ended September 30, 2000,was up due to volume. Consultant expense was up due to costs related to the change in the bank's core information processing system. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 26.5% and 26.2% for the quarter and nine months ended September 30, 2000, and 23.8% and 23.5% for the quarter and nine months ended September 30, 1999. The increase in the rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.


Balance Sheet

Total assets of the Corporation at September 30, 2000, were $522,802, compared to $516,906 at December 31, 1999. Total loans were $403,486 at September 30, 2000, an increase of $21,214 from December 31, 1999. Loan growth was concentrated in the consumer, real estate-commercial, construction and mortgage portfolios and amounted to $24,708. Federal Funds sold increased $2,150. Securities decreased $10,185 primarily in the available-for-sale portfolio and were used to partially fund loan growth.

Total deposits at September 30, 2000, were $424,249, an increase of $25,378 from December 31, 1999. All deposit categories with the exception of interest-bearing demand and savings deposits reflected increases with time deposits experiencing the largest amount of increase. New noninterest-bearing demand deposit households and new time deposit households account for approximately $3,117 (12.3%) and $9,050 (35.7%), respectively, of the increase. Competition for deposits among local financial institutions continues to be strong.

Borrowed funds at September 30, 2000, were $43,802, a decrease of $23,126 from December 31, 1999. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta, purchases of federal funds and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in cash flow generated by maturing securities and increased deposits. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $51,022 at September 30, 2000, compared to $47,579 at December 31, 1999. This increase of $3,443 was the net result of earnings retention, an increase of $524 in net unrealized gains (net of tax) on securities available-for-sale, a decrease of $373 in unearned ESOP shares resulting from principal repayments on ESOP debt, stock awards of $62, the repurchase of FNB Corporation stock of $486, and dividends paid to shareholders.

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

At September 30, 2000, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 2000, totaled $98 compared to $25 at December 31, 1999. In addition, nonaccrual loans and other real estate owned totaled $3,363 at September 30, 2000, compared to $4,646 at December 31, 1999. One commercial customer continues to account for the largest portion of nonaccrual loans. Management considers the credit to be adequately secured and significant losses are not anticipated. The New River Valley economy remains strong.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $29,500 of the Corporation's borrowing capacity under existing agreements with the FHLB remains unused as of September 30, 2000, based on the level of qualifying portfolio mortgage and commercial real estate loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $30,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2000 dividends of the bank (unless prior regulatory approval is obtained) to $2,100 plus year-to-date 2000 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 2000. During the first nine months of 2000 the bank paid $2,244 in dividends to the holding company.

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

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (A) Exhibits:

                See index to exhibits

            (B) Reports on Form 8-K:

                A report on Form 8-K was filed on July 13, 2000 (with a Date of Report of July 11, 2000) disclosing under Item 5 a press release announcing FNB Corporation and CNB Holdings, Inc. have entered into an Agreement and Plan of Merger. Under the terms of the proposed transaction, CNB Holdings, Inc.'s shareholders will receive consideration of $10.60 for each of their shares in the form of cash, stock of FNB Corporation or a combination of cash and stock.

                A report on Form 8-K was filed on August 15, 2000 (with a Date of Report of August 7, 2000) disclosing under Item 5 a press release announcing that FNB Corporation and SWVA Bancshares, Inc. have entered into an Agreement and Plan of Merger. Under the terms of the agreement, shareholders of SWVA will receive consideration valued at $20.25 for each share of SWVA common stock, in the form of cash, stock of FNB or a combination of cash and stock at each SWVA shareholder's election. The cash portion of the consideration, however, will be limited to 20% of the total consideration paid. For those SWVA shares which are converted into FNB shares, the number of FNB shares issued will be determined by dividing $20.25 by the average closing price of FNB shares for the 30 trading days ending 10 days prior to closing, but in no case will FNB be required to issued more than 1.324 shares or will SWVA be required to accept less than 1.083 shares for each share of SWVA stock. The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged and accounted for under the purchase method of accounting. The merger is subject to approval by the shareholders of SWVA and bank regulators and other standard conditions for transactions of this nature. The companies anticipate closing the transaction in the fourth quarter of 2000 or first quarter of 2001.

                A report on Form 8-K was filed on September 22,2000 (with a Date of Report of September 18, 2000) disclosing under Item 5 a press release announcing that FNB Corporation has entered into an agreement to purchase the First Union National Bank branches located in Pearisburg and Wytheville, Virginia. The agreement is subject to approval by bank regulators and other standard conditions for transactions of this nature. FNB anticipates closing the transaction in the first quarter of 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date    November 3, 2000      by:  s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date    November 3, 2000      by:  s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit #   Description

  (2)       Plan of Merger

  (2)A Merger agreement dated July 10, 2000 between FNB Corporation and CNB Holdings, Inc. filed with the Commission as exhibit (2)A on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

  (2)B Merger agreement dated August 7, 2000 between FNB Corporation and SWVA Bancshares, Inc. filed with the Commission as exhibit (2)B on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

  (2)C Purchase and assumption agreement dated September 18, 2000 between FNB Corporation and First Union National Bank.

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

 (10)        Material Contracts

 (10) A Change in control agreements with eight senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10) C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

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
            (2) 	Litz H. Van Dyke, Executive Vice President

 (10) C Change in control agreement dated March 15, 2000 between Joseph W.Beury and First National Bank. The agreement was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

 (27)       Financial Data Schedule