Form 10-K
period 2000-12-31
FNB CORP \VA\
filed 2001-03-21
CIK 1010961

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 2000
                                     or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001, was $66,997,378.

4,030,853 shares outstanding as of March 9, 2001



                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 8, 2001, are incorporated into Part III hereof.




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

The local economy is tied primarily to the area's three largest employers - Virginia Polytechnic Institute and State University, with a student population in excess of 25,000; Radford University, with a student population in excess of 8,000; and the Radford Arsenal, a large munitions plant operated under contract to the U.S. Army. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The Bank's main office is located in Christiansburg, the County Seat, with offices strategically located to take advantage of its trade area's population mix. Of the Bank's thirteen full service offices, nine are located in Montgomery County, one in the City of Radford, one in the Town of Dublin and two in the Town of Wytheville.


Refer to the Corporation's 2000 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of selected consolidated financial information which is incorporated by reference into this Form 10-K.

Construction of a new corporate headquarters facility was completed during the first quarter of 1997.

Competition. The Corporation is the largest bank in the area, with approximately 42 percent deposit market share in Montgomery County. It is estimated that the Corporation holds nearly 26 percent of total deposits in all of the Corporation's markets combined including the offices of those state-wide and multi-state bank holding companies located in our trade area. Competition in the trade area consists of state-wide and multi-state bank holding companies, independent banks, and credit unions.

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

                                       December 31,
                                    2000         1999
Commercial                       $113,645      113,321
Consumer                           77,433       69,312
Real estate - commercial           77,341       74,113
Real estate - construction         19,637       18,772
Real estate - mortgage            121,530      106,754
     Total loans                 $409,586      382,272

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


Except for unused home equity lines totaling $25,951 at December 31, 2000, and $26,872 at December 31, 1999 (included in the amounts below) the Corporation may not require collateral or other security to support the following financial instruments with credit risk (in thousands):

                                            December 31,
                                        2000          1999
                                         Contract Amounts
Financial instruments whose contract
amounts represent credit risk:

      Commitments to extend credit      $79,310      88,046
      Standby letters of credit           5,045       5,905

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

Employees. The Corporation had 229 full-time equivalent employees as of December 31, 2000, of which 73 were officers.

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



AVERAGE BALANCE SHEET
                                                        2000
                                                               Average
                                        Average     Income/    Yield/
(thousands)                             Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $397,154      36,769    9.26%
Securities:
   Taxable                               50,307       3,186    6.33
   Nontaxable (2)                        43,119       3,182    7.38
     Total securities                    93,426       6,368    6.82
Federal funds sold                        1,686          99    5.87
     Total interest-earning assets      492,266      43,236    8.78
Allowance for loan losses                (5,588)
Cash and due from banks, noninterest-
   bearing                               11,465
Bank premises and equipment, net         13,546
Other real estate owned                     253
Other assets                              6,159
     Total assets                      $518,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $134,661       3,966    2.95%
   Time                                 174,097       9,915    5.70
   Certificates of deposit of
     $100,000 and over                   55,793       3,348    6.00
     Total interest-bearing deposits    364,551      17,229    4.73
Federal funds purchased and securities
   sold under agreements to repurchase    9,274         437    4.71
Other borrowed funds                     41,735       2,436    5.84
     Total interest-bearing liabilities 415,560      20,102    4.84
Demand deposits, noninterest-bearing     48,333
Other liabilities                         4,573
Stockholders' equity                     49,635
     Total liabilities and stockholders'
       equity                          $518,101

Interest income and rate earned                     $43,236    8.78%
Interest expense and rate paid                       20,102    4.84
Interest rate spread                                           3.94
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                        $23,134    4.70%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.


AVERAGE BALANCE SHEET
                                                        1999
                                                               Average
                                        Average     Income/    Yield/
(thousands)                             Balance     Expense    Rate
ASSETS
Loans (net of unearned income)(1)(2)  $ 359,268      32,219    8.97%
Securities:
   Taxable                               51,576       3,157    6.12
   Nontaxable(2)                         47,414       3,414    7.20
     Total securities                    98,990       6,571    6.64
Federal funds sold                        3,632         183    5.04
     Total interest-earning assets      461,890      38,973    8.44
Allowance for loan losses                (4,961)
Cash and due from banks, noninterest-
   bearing                               11,652
Bank premises and equipment, net         13,360
Other real estate owned                      43
Other assets                              5,535
     Total assets                     $ 487,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                 $ 126,671       3,400    2.68%
   Time                                 167,143       8,905    5.33
   Certificates of deposit of $100,000
     and over                            55,093       2,931    5.32
     Total interest-bearing deposits    348,907      15,236    4.37
Federal funds purchased and securities
  sold under agreements to repurchase     9,231         380    4.12
Other borrowed funds                     37,207       1,994    5.36
    Total interest-bearing liabilities  395,345      17,610    4.45
Demand deposits, noninterest-bearing     42,733
Other liabilities                         3,422
Stockholders' equity                     46,019
     Total liabilities and
     stockholders' equity              $487,519

Interest income and rate earned                     $38,973    8.44%
Interest expense and rate paid                       17,610    4.45
Interest rate spread                                           3.98
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                        $21,363    4.63%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.



AVERAGE BALANCE SHEET
                                                        1998
                                                               Average
                                        Average     Income/    Yield/
(thousands)                             Balance     Expense    Rate
ASSETS
Loans (Net of unearned income) (1)(2) $ 312,369      29,258    9.37%
Securities:
   Taxable                               49,206       3,082    6.26
   Nontaxable (2)                        46,425       3,452    7.44
     Total securities                    95,631       6,534    6.83
Federal funds sold                        9,518         507    5.33
     Total interest-earning assets      417,518      36,299    8.69
Allowance for loan losses                (4,401)
Cash and due from banks, noninterest-
   bearing                               10,415
Bank premises and equipment, net         12,642
Other real estate owned                      37
Other assets                              4,788
     Total assets                     $ 440,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                 $ 105,744       2,958    2.80%
   Time                                 173,533       9,801    5.65
   Certificates of deposit of
      $100,000 and over                  49,607       2,870    5.79
     Total interest-bearing deposits    328,884      15,629    4.75
Federal funds purchased and securities
   sold under agreements to repurchase    6,496         261    4.02
Other borrowed funds                     22,612       1,283    5.67
ESOP debt                                   874          76    8.70
     Total interest-bearing liabilities 358,866      17,249    4.81
Demand deposits, noninterest-bearing     36,239
Other liabilities                         3,539
Stockholders' equity                     42,355
     Total liabilities and stockholders'
     equity                            $440,999

Interest income and rate earned                     $36,299    8.69%
Interest expense and rate paid                       17,249    4.81
Interest rate spread                                           3.89
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                        $19,050    4.56%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.



 RATE/VOLUME VARIANCE
                        2000 Compared to 1999     1999 Compared to 1998
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans                 $ 4,550   3,453   1,097     2,961   4,299  (1,338)
Securities:
  Taxable                  29     (79)    108        75     147     (72)
  Nontaxable             (232)   (313)     81       (38)     72    (110)
Federal funds sold        (84)   (106)     22      (324)   (305)    (19)
      Total             4,263   2,955   1,308     2,674   4,213  (1,539)

INTEREST EXPENSE
Demand and savings        566     225     341       442     574    (132)
Time                    1,010     383     627      (896)   (351)   (545)
Certificates of deposit
   of $100,0000 and over  417      40     377        61     305    (244)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase              57       2      55       119     111       8
Other borrowed funds      442     253     189       711     805     (94)
ESOP debt                   -       -       -       (76)    (38)    (38)
      Total             2,492     903   1,589       361   1,406  (1,045)

Net interest income   $ 1,771   2,052    (281)    2,313   2,807    (494)

Variances caused by changes in rate times the changes in volume are allocated equally.



SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                December 31,
(thousands)                             2000        1999         1998
U.S. Treasury                       $    503       4,026        7,164
U.S. Government agencies and
corporations                          16,152      14,824       19,624
States and political subdivisions     17,092      14,753       11,648
Other securities                      35,227      34,551       18,796

   Totals                           $ 68,974      68,154       57,232

SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             2000        1999          1998
U.S. Treasury                       $      -           -             -
U.S. Government agencies and
corporations                               -           -             -
States and political subdivisions     28,193      33,221        38,322
Other securities                           -           -            30

   Totals                           $ 28,193      33,221        38,352



SECURITIES--MATURITY/YIELD SCHEDULE
                                      As of December 31, 2000
                                   Securities Available-for-Sale

                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   1 through 5 years              $   500         503         6.16
     Total                            500         503         6.16
U.S. Government
   agencies and corporations:
   Within 1 year                    1,470       1,473         6.28
   1 through 5 years                8,477       8,482         6.53
   6 through 10 years               4,447       4,363         6.73
   Over 10 years                    1,823       1,834         7.21
     Total                         16,217      16,152         6.64
States and political subdivisions:
   Within 1 year                      100         100         5.47
   1 through 5 years               10,690      10,746         6.21
   6 through 10 years               3,948       3,958         6.49
   Over 10 years                    2,305       2,288         6.66
     Total                         17,043      17,092         6.33
Other securities:
   Within 1 year                    3,011       2,996         5.51
   1 through 5 years               24,488      24,669         7.11
   6 through 10 years               4,053       3,978         6.75
   Over 10 years                    3,585       3,584         7.13
     Total                         35,137      35,227         6.94

                                 $ 68,897      68,974         6.71

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.



SECURITIES--MATURITY/YIELD SCHEDULE
                                      As of December 31, 2000
                                   Securities Held-To-Maturity

                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   1 through 5 years            $      -             -            -
     Total                             -             -            -
U.S. Government
   agencies and corporations:
   Within 1 year                       -             -            -
   1 through 5 years                   -             -            -
   6 through 10 years                  -             -            -
   Over 10 years                       -             -            -
     Total                             -             -            -
States and political subdivisions:
   Within 1 year                   3,423         3,437         7.06
   1 through 5 years              19,913        20,205         7.10
   6 through 10 years              4,857         4,947         6.95
   Over 10 years                       -             -            -
     Total                        28,193        28,589         7.07
Other securities:
   Within 1 year                       -             -            -
   1 through 5 years                   -             -            -
   6 through 10 years                  -             -            -
   Over 10 years                       -             -            -
      Total                            -             -            -

                               $  28,193        28,589         7.07

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.



TYPES OF LOANS
                                           December 31,
                                2000            1999           1998
                                   % of            % of           % of
(thousands)                Amount  Total   Amount  Total   Amount Total
Commercial               $113,645   27.7  113,321   29.7   85,536  26.0
Consumer                   77,433   18.9   69,312   18.1   66,526  20.3
Real estate - commercial   77,341   18.9   74,113   19.4   65,165  19.8
Real estate - construction 19,637    4.8   18,772    4.9   16,686   5.1
Real estate - mortgage    121,530   29.7  106,754   27.9   94,686  28.8
                         $409,586  100.0  382,272  100.0  328,599 100.0

TYPES OF LOANS
                                     December 31,
                                  1997            1996
                                     % of            % of
(thousands)                  Amount  Total   Amount  Total
Commercial                 $ 64,247  22.0    56,461  20.7
Consumer                     66,059  22.7    62,906  23.0
Real estate - commercial     56,404  19.4    52,232  19.1
Real estate - construction    8,657   3.0     4,926   1.8
Real estate - mortgage       95,703  32.9    96,856  35.4
                           $291,070 100.0   273,381 100.0



LOAN MATURITIES AND INTEREST SENSITIVITY
                                         As of December 31, 2000
                                           One
                                Within     Through     Over
(thousands)                     One Year   Five Years  Five Years  Total
Commercial:
   Fixed interest rates      $   7,956      30,628      25,488     64,072
   Floating interest rates      49,291           -         282     49,573
     Total                      57,247      30,628      25,770    113,645
Real estate-commercial:
   Fixed interest rates          1,120       8,054      31,536     40,710
   Floating interest rates      34,362       1,836         433     36,631
     Total                      35,482       9,890      31,969     77,341
Real estate-construction:
   Fixed interest rates            575       2,187       6,563      9,325
   Floating interest rates      10,312           -           -     10,312
     Total                      10,887       2,187       6,563     19,637
                             $ 103,616      42,705      64,302    210,623



NONPERFORMING ASSETS AND PAST DUE LOANS
                                                December 31,
thousands)                   2000    1999     1998      1997     1996
Nonaccrual loans           $ 2,391   4,517    1,109      893      573
Restructured loans               -       -        -       -        -
Other real estate owned        281     129       30       98      185
 Total nonperforming assets  2,672   4,646    1,139      991      758

Accruing loans past due
   90 days                 $   410      25      161      196      595

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                     2000    1999     1998      1997     1996
Pro forma interest-nonaccrual
 loans                        $  239     406      105        92       60
Recorded interest-nonaccrual
 loans                        $    -       1        1         3        3

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



ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(thousands)                           2000   1999     1998     1997     1996
AVERAGE LOANS OUTSTANDING         $ 397,154 359,268  312,369  278,824  257,571

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period      $   5,173   4,640    4,291    4,179    3,988
Provision for loan losses             1,082   1,445    1,135      550      595
                                      6,255   6,085    5,426    4,729    4,583
Loans charged off:
   Commercial                           377     713      507       42      122
   Consumer                             494     355      441      402      402
   Real estate - commercial               -      50        -       25       21
   Real estate - construction             -       -        -        -        -
   Real estate - mortgage                 -      15       22      159       15
      Total loans charged off           871   1,133      970      628      560

Recovery of loans previously
  charged off:
   Commercial                            22       9       54       17       29
   Consumer                             249     178      130      134      125
   Real estate - commercial               -       -        -       37        2
   Real estate - construction             -       -        -        2        -
   Real estate - mortgage                15      34        -        -        -
        Total recoveries                286     221      184      190      156

Net loans charged off                   585     912      786      438      404
Balance, end of period            $   5,670   5,173    4,640    4,291    4,179


Net charge-offs to average
  loans outstanding                    0.15%   0.25%    0.25     0.16     0.16

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                     December 31,
(thousands)                            2000   1999      1998     1997     1996
Commercial                          $ 3,140   2,555    2,388    1,218      961
Consumer                                837     839      841      792      487
Real estate - commercial                867     612      418      649      738
Real estate - construction              164      66       58      161       28
Real estate - mortgage                  576     538      621      688      743
Unassigned portion of allowance          86     563      314      783    1,222
                                    $ 5,670   5,173    4,640    4,291    4,179

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2000 is adequate to cover potential loan losses inherent in the loan portfolio.



DEPOSIT MATURITIES
                                As of December 31, 2000
                                   Mature Within
                                             Over Six
                     Three     Over Three    Months
                     Months    Months        Through     Over
                     or        Through       Twelve      Twelve
(thousands)          Less      Six Months    Months      Months    Total
Certificates of
 deposit and other
 time deposits of
 $100M and over     $  7,695     6,415       25,048      19,971   59,129
All other deposits    82,993    26,254       94,372     168,911  372,530
   Total deposits   $ 90,688    32,669      119,420     188,882  431,659

INTEREST SENSITIVITY ANALYSIS
                                 As of December 31, 2000
                                 Mature or Reprice Within
                                   Over Three
                         Three     Months     Over One
                         Months    Through    Year To    Over
                         or        Twelve     Five       Five
(thousands)              Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans                   $137,899  111,025   139,613     19,383   407,920
Securities:
 Available-for-sale,
   at fair value           1,378    4,226    44,919     18,451    68,974
 Held-to-maturity,
   at amortized cost         815    2,669    19,873      4,836    28,193
Other interest-earning
   assets                  3,939        -         -          -     3,939
     Total interest-
     earning assets     $144,031  117,920   204,405     42,670   509,026

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over    $ 13,143   27,434    18,552          -    59,129
Time                      35,152   90,480    62,194         23   187,849
All other deposits        59,255   23,160   102,056        210   184,681
Federal funds purchased
   and securities sold
   under agreements to
   repurchase             10,634        -         -          -    10,634
Other borrowed funds       5,000   25,000     9,734      1,366    41,100
     Total interest-
     bearing
     liabilities        $123,184  166,074   192,536      1,599   483,393
Interest sensitivity
 gap per period         $ 20,847  (48,154)   11,869     41,071    25,633
Cumulative interest
 sensitivity gap          20,847  (27,307)  (15,438)    25,633         -


Refer to the Bank's 2000 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form
10-K.


Item 2.  Properties

The Corporation has thirteen full service offices at the following locations:

                                Full Service
1. Christiansburg Office, 50 North Franklin Street, Christiansburg, Virginia, containing 9,000 square feet;
2. Blacksburg Office, 601 North Main Street, Blacksburg, Virginia, containing 8,750 square feet;
3. Riner Office, Route 8, Riner, Virginia, containing 1,600 square feet;
4. Roanoke Street Office, l340 Roanoke Street, Christiansburg, Virginia, containing 1,200 square feet;
5. Radford Office, 50 First Street, Radford, Virginia, containing 8,000 square feet;
6. New River Valley Mall Office, 646 New River Road, Christiansburg, Virginia, containing 917 square feet.
7. Corporate Research Center Office, 1872 Pratt Drive, Suite 1125, Blacksburg, Virginia, containing 360 square feet.
8. Shawsville Office, 250 Alleghany Spring Road, Shawsville, Virginia, containing 2,712 square feet.
9. Dublin Office, 2 Town Center Drive, Dublin, Virginia, containing 2,640 square feet.
10. FNB Center, 105 Arbor Drive, Christiansburg, Virginia, containing 72,816 square feet.
11. Wytheville Office, 280 West Main Street, Wytheville, Virginia, containing 3,000 square feet.
12. South Main Blacksburg Office, 1206 South Main Street, Blacksburg, Virginia, containing 1,100 square feet.
13. Wytheville office, 900 North 4th Street, Wytheville Virginia, containing 3,000 square feet.

All of such space is used by the Corporation in its operations. The Corporation owns properties 1, 2, 3, 5, 8, 9, 10 and 13 and leases properties 4, 6, 7, 11, and 12 from independent parties on terms which management believes are satisfactory.

Other Real Estate.

Other Real Estate is composed of two nonfarm nonresidential properties.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has only one (1) class of Common Stock with a Par Value of $5 per share. There were approximately 1,044 stockholders of record as of December 31, 2000, holding 4,049,887 shares of the authorized 10,000,000 shares. The Corporation's stock began appearing on the Nasdaq Stock Market under the symbol FNBP on July 7, 1998. Previously, the stock appeared on the over-the-counter bulletin board under the same symbol. The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 2000 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. Prior to 1997, the Corporation had consistently paid a semi-annual dividend on its common stock. Beginning in the second quarter of 1997, the dividend payment was changed to a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on the retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 12 of the notes to consolidated financial statements in the Corporation's 2000 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is located in the Corporation's 2000 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is located in the section of the Corporation's 2000 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2000 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 2000 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

Independent Auditors' Report
Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - Years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Comprehensive Income - Years ended December
            31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows - Years ended December 31, 2000,
            1999, and 1998
Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2000, 1999, and 1998
Notes to Consolidated Financial Statements

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

Election of Directors. A total of 3,644,786 shares of a possible 4,093,996 shares or 89.0 percent of eligible shares were voted at the May 9, 2000, stockholders meeting. No class of voting stock withheld or cast against any nominee for Director in aggregate five percent or more of total shares cast by such class.

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference from the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Executive Compensation."

Employee Stock Ownership Plan. The Corporation instituted a qualified employee stock ownership plan in 1983 which covers substantially all employees. The Corporation makes periodic contributions to the plan that are used to purchase the Corporation's common stock from available sources. The shares are then allocated among plan participants based upon compensation and years of service. Stock allocated to a particular participant (or its value) is generally distributed upon retirement, death, disability, termination, or (under certain circumstances) attaining a specified age. The plan is administered by a committee appointed by the Corporation's Board of Directors. Information on the Corporation's leveraged ESOP is included in Note 10 of notes to consolidated financial statements, and is incorporated by reference from the Corporation's 2000 Annual Report to Stockholders which is included as
Exhibit 13 to this Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 6, 2001.

Executive Officers. The persons currently serving as executive officers of the Corporation and their security ownership, are as follows:

                                                             Percent of
                                      Number Shares Owned    Outstanding
Name (Age)          Title             as of 2/16/01(A)(B)    Shares
J. Daniel        President & Chief             54,305           1.3
Hardy, Jr. (51)  Executive Officer

Daniel A.        Senior Vice President &
Becker     (58)  Chief Financial Officer          502             *

* Less than one percent.

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)  Includes estimated 2000 Employee Stock Ownership Plan allocation.

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

a(3). Exhibits.
      See Index to Exhibits

b.    Reports on Form 8-K.
      The Corporation did not file any reports on Form 8-K during the fourth quarter of 2000.

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

                              Date: March 19, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      Signature                                     Date

    s/Kendall O. Clay                           March 19, 2001
      Kendall O. Clay

    s/Douglas Covington                         March 19, 2001
      Douglas Covington

    s/Daniel D. Hamrick                         March 19, 2001
      Daniel D. Hamrick

    s/J. Daniel Hardy, Jr.                      March 19, 2001
      J. Daniel Hardy, Jr.

    s/James L. Hutton                           March 19, 2001
      James L. Hutton

    s/Steven D. Irvin                           March 19, 2001
      Steven D. Irvin

    s/Joan H. Munford                           March 19, 2001
      Joan H. Munford

    s/Charles W. Steger                         March 19, 2001
      Charles W. Steger

    s/Jon T. Wyatt                              March 19, 2001
      Jon T. Wyatt


               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 2000 Annual Report to Stockholders included within this document as an Exhibit:

Independent Auditors' Report

Consolidated Balance Sheets --
      December 31, 2000 and 1999

Consolidated Statements of Income -- Years
      Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Comprehensive Income -- Years
      Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows -
      Years Ended December 31, 2000, 1999, and 1998

Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended December 31, 2000, 1999, and 1998

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

(2)C Purchase and assumption agreement dated September 18, 2000 between FNB Corporation and First Union National Bank filed with the Commission as exhibit (2)C on Form 10-Q for the quarter ended September 30, 2000, is incorporated herein by reference.

(3)(i)      Articles of Incorporation
            Registrant's Articles of Incorporation, filed with the Commission as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3)(ii) Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 of Registrant's Registration Statement on Form S-4 dated September 13, 2000.

(3)(iii)    Registrant's Bylaws

(10)        Material Contracts

(10)A Consulting and Noncompetition Agreement With put Option dated January 15, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10)D on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10)B First Amendment to Consulting and Noncompetition Agreement dated December 23, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10)B on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

(10)C Employment agreement dated September 11, 1997 between Julian D. Hardy Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10)B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(10)D Change in control agreements with eight senior officers of First National Bank and one senior officer of Registrant. All agreements have identical terms and, as such, only a sample copy of the agreements was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended September 30, 1997, and is incorporated herein by reference. The officers covered by the agreements are as follows:

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

(10)E Employment agreement dated March 23, 1999 with two executive officers of First National Bank. Both agreements have indentical terms, and as such, only a sample copy of the agreement was filed with the Commission as Exhibit (10)E on Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.

           The officers covered by this agreement are:

           (1)	Peter A. Seitz, Executive Vice President
           (2)	Litz H. Van Dyke, Executive Vice President

(10)F Change in control agreement dated March 15, 2000 between Joseph W. Beury and First National Bank. The agreement was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

(13)        2000 Annual Report to Stockholders

(21)        Subsidiaries of the Registrant

(23)        Consent of Independent Accountants