Form 10-K/A
period 2000-12-31
FNB CORP \VA\
filed 2001-03-27
CIK 1010961

10-K/A
1
AMEND. #1 to FORM 10-K OF FNB CORPORATION

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549
                                FORM 10-K/A
                              AMENDMENT NO. 1

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

                             Index to Exhibits
                               Exhibit # 13
                    2000 ANNUAL REPORT TO STOCKHOLDERS


This item is hereby amended by restating the Consolidated Statement of Cash Flows as follows:

CONSOLIDATED STATEMENTS OF       Years Ended December 31, 2000, 1999 and 1998
CASH FLOWS                                                     (in thousands)

                                              2000            1999      1998
Cash flows from operating activities:
   Net income                             $  6,834           6,327     5,931
   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
         Provision for loan losses           1,082           1,445     1,135
         Depreciation and
           amortization of
           bank premises and equipment       1,339           1,259     1,098
         ESOP compensation                     373             373       488
         Stock awards compensation              38               -         -
         Deferred income tax expense
           (benefit)                          (147)           (378)      132
         Loss (gain) on sales of
           securities available-
           for-sale, net                        54               -      (142)
         Amortization of premiums
           and accretion of discounts, net     260             537       230
         Gain on calls of securities
           held-to-maturity, net                (2)             (4)      (16)
         Loss (gain) on sale of
           other real estate and fixed
           assets                              (61)              1       (34)
         Proceeds from sales of
           mortgage loans held for sale     11,532          22,035    33,298
         Origination of mortgage
           loans held for sale             (12,184)        (20,462)  (33,785)
         Increase in other assets             (658)         (1,142)     (795)
         Increase in other liabilities         232             532        34

                Net cash provided by
                     operating activities    8,692          10,523     7,574

Cash flows from investing activities:
   Net decrease (increase) in
     federal funds sold                     (3,450)         10,600    (7,100)
   Proceeds from sales of
     securities
     available-for-sale                      5,094               -       617
   Proceeds from calls and
     maturities of securities
     available-for-sale                     26,870          14,400    39,232
   Proceeds from calls and
     maturities of securities
     held to maturity                        5,020           5,141     4,066
   Purchases of securities
     available-for-sale                    (31,935)        (27,297)  (34,196)
   Purchases of securities
     held-to-maturity                            -             (17)      (15)
   Net increase in loans                   (27,966)        (54,056)  (40,535)
   Proceeds from sale of fixed
     assets and other real estate
     owned                                     795             139       228
   Recoveries on loans previously
     charged off                               286             221       184
   Bank premises and equipment
     expenditures                           (2,934)         (1,479)   (1,561)

           Net cash used in
           investing activities            (28,220)        (52,348)  (39,080)

Cash flows from financing activities:
   Net (decrease) increase in demand
     deposits                                 (515)         19,851    30,343
   Net (decrease) increase in time
     deposits and certificates of
     deposit                                33,303          (7,237)    3,369
   Net (decrease) increase in federal
     funds purchased                       (13,635)         13,635         -
   Net increase in securities sold
     under agreements to repurchase          3,603             381     1,190
   Net increase (decrease) in other
     borrowed funds                         (5,162)         24,650    (4,481)
   Principal payments on ESOP debt            (373)           (373)     (488)
   Sale of stock to ESOP                         -               -     1,400
   Repurchase of FNB Corporation stock        (871)              -         -
   Dividends paid                           (2,798)         (2,524)   (2,280)
   Dividends on unallocated ESOP shares        (62)            (70)      (78)

            Net cash provided by
               financing activities         13,490          48,313    28,975

Net increase (decrease) in cash and due
    from banks                              (6,038)          6,488    (2,531)
Cash and due from banks at
    beginning of year                       18,363          11,875    14,406

Cash and due from banks at end of year    $ 12,325          18,363    11,875

                 See accompanying notes to consolidated financial statements


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                              Date: March 27, 2001