Form 10-Q
period 2001-03-31
FNB CORP \VA\
filed 2001-05-10
CIK 1010961

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

For the quarterly period ended March 31, 2001
                                      or

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


               4,022,810 shares outstanding as of March 31, 2001

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

                       FNB CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

Item l.     Financial Statements


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited);

2. Unaudited Consolidated Statements of Income for the three-month periods ended March 31, 2001 and 2000;

3. Unaudited Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2001 and 2000;

4. Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000; and,

5. Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 2001 and 2000.


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   15,765
Federal funds sold                                                 47,000
Securities available-for-sale, at fair value                       75,718
Securities held-to-maturity, at amortized cost                     27,157
Mortgage loans held for sale                                        1,956
Loans:
      Commercial                                                   78,547
      Consumer                                                     77,287
      Real estate - commercial                                    113,737
      Real estate - construction                                   18,544
      Real estate - mortgage                                      136,220
            Total loans                                           424,335
            Loans, net of unearned income                         424,335
      Less allowance for loan losses                                5,828
            Loans, net                                            418,507
Bank premises and equipment, net                                   16,417
Other real estate owned                                               281
Other assets                                                       11,470
            Total assets                                       $  614,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          53,291
      Interest-bearing demand and savings deposits                153,197
      Time deposits                                               236,352
      Certificates of deposit of $100,000 and over                 67,862
            Total deposits                                        510,702
Securities sold under agreements to repurchase                      8,824
Other borrowed funds                                               36,046
Other liabilities                                                   5,394
            Total liabilities                                     560,966
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,022,810 shares              20,114
      Surplus                                                      24,779
      Unearned compensation                                           (74)
      Unearned ESOP shares (70,895 shares)                         (1,188)
      Retained earnings                                             8,977
      Accumulated other comprehensive income (loss)                   697
            Total stockholders' equity                             53,305
            Total liabilities and stockholders' equity         $  614,271

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2000
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                        $   12,325
Federal funds sold                                                  3,450
Securities available-for-sale, at fair value                       68,974
Securities held-to-maturity, at amortized cost                     28,193
Mortgage loans held for sale                                          725
Loans:
      Commercial                                                   76,023
      Consumer                                                     77,395
      Real estate - commercial                                    108,338
      Real estate - construction                                   20,326
      Real estate - mortgage                                      127,504
            Total loans                                           409,586
            Loans, net of unearned income                         409,586
      Less allowance for loan losses                                5,670
            Loans, net                                            403,916
Bank premises and equipment, net                                   14,580
Other real estate owned                                               281
Other assets                                                        6,787
            Total assets                                       $  539,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          50,107
      Interest-bearing demand and savings deposits                134,574
      Time deposits                                               187,849
      Certificates of deposit of $100,000 and over                 59,129
            Total deposits                                        431,659
Securities sold under agreements to repurchase                     10,634
Other borrowed funds                                               41,100
Other liabilities                                                   3,896
            Total liabilities                                     487,289
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 10,000,000
            shares; issued and outstanding 4,049,887 shares        20,249
      Surplus                                                      25,090
      Unearned compensation                                           (78)
      Unearned ESOP shares (82,601 shares)                         (1,374)
      Retained earnings                                             8,004
      Accumulated other comprehensive income (loss)                    51
            Total stockholders' equity                             51,942
            Total liabilities and stockholders' equity         $  539,231

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2001 and 2000
In Thousands, Except Share and Per Share Data
(Unaudited)

                                                2001          2000
Interest income:
  Interest and fees on loans                $  9,498         8,608
  Interest on securities:
    Taxable                                    1,020           834
    Nontaxable                                   487           538
  Interest on short term investments              68             2
         Total interest income                11,073         9,982
Interest expense:
  Interest on interest-bearing
    demand and savings deposits                  940         1,023
  Interest on time deposits                    2,886         2,189
  Interest on certificates of
    deposit of $100,000 and over                 999           743
  Interest on short term borrowings              132           141
  Interest on other borrowed funds               540           639
         Total interest expense                5,497         4,735
         Net interest income                   5,576         5,247

Provision for loan losses                        370           293
         Net interest income after provision
           for loan losses                     5,206         4,954

Noninterest income:
  Service charges on deposit accounts            333           322
  Loan origination fees                           85            39
  Other service charges and fees                 382           335
  Other income                                   149           133
  Securities gains (losses), net                 165             -
         Total noninterest income              1,114           829
Noninterest expense:
  Salaries and employee benefits               2,170         1,905
  Occupancy and equipment expense, net           725           631
  Cardholder/merchant processing                 111            99
  Supplies expense                               151            97
  Other expenses                                 847           830
         Total noninterest expense             4,004         3,562
Income before income tax expense               2,316         2,221
Income tax expense                               626           575
         Net income                         $  1,690         1,646
         Basic earnings per share           $   0.43          0.41
         Diluted earnings per share         $   0.43          0.41
         Dividends declared per share       $   0.18          0.17
         Average number of shares
           outstanding                     3,962,486     3,998,556

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2001 and 2000
In Thousands
(unaudited)

                                                 2001      2000
Net Income                                    $ 1,690     1,646
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                             1,144         9
      Less: reclassification adjustment
         for (gains) losses included in
         net income                              (165)        -

Other comprehensive income (loss)
      before tax                                  979         9

Income tax effect of items of other
      comprehensive income                       (333)       (3)


Other comprehensive income (loss),
      net of tax                                  646         6

Comprehensive Income                          $ 2,336     1,652

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2001 and 2000
In Thousands
(Unaudited)
                                                               2001     2000
Cash flows from operating activities:
      Net income                                           $  1,690    1,646
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           370      293
            Depreciation and amortization of bank
                  premises and equipment                        381      316
            ESOP compensation                                   186      186
            Stock awards compensation                            21        -
            Amortization of premiums and accretion
                  of discounts, net                             (25)     116
            Gain on sale of securities, net                    (165)       -
            Net (gain) loss on sale of fixed assets and
                  other real estate                              (6)       1
            Net increase in mortgage loans held for sale     (1,231)    (268)
            Decrease (increase) in other assets              (4,683)     138
            Increase in other liabilities                     1,498      625
                  Net cash provided by (used in)
                        operating activities                 (1,964)   3,053
Cash flows from investing activities:
      Net increase in federal funds sold                    (43,550)  (2,440)
      Proceeds from sales of securities available-for-sale   10,908        -
      Proceeds from calls and maturities of
            securities available-for-sale                     7,908    8,494
      Proceeds from calls and maturities of
            securities held-to-maturity                       1,036    1,070
      Purchase of securities available-for-sale             (24,580)    (699)
      Net increase in loans                                 (14,964) (10,936)
      Recoveries on loans previously charged off                 48       56
      Bank premises and equipment expenditures               (2,219)    (168)
                  Net cash used in investing activities     (65,413)  (4,623)
Cash flows from financing activities:
      Net increase in demand and savings deposits            21,807    7,913
      Net increase in time deposits and certificates
            of deposit                                       57,236    2,311
      Net decrease in federal funds purchased and
            securities sold under agreements to repurchase   (1,810) (13,920)
      Net decrease in other borrowed funds                   (5,054)     (52)
      Principal payments on ESOP debt                          (186)    (186)
      Dividends paid                                           (716)    (680)
      Repurchase FNB Corporation stock                         (447)       -
      Dividends on unallocated ESOP shares                      (13)     (16)
                  Net cash provided by (used in) financing
                     activities                              70,817   (4,630)
Net increase (decrease) in cash and due from banks            3,440   (6,200)
Cash and due from banks at beginning of period               12,325   18,363
Cash and due from banks at end of period                   $ 15,765   12,163

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2001 and 2000
In Thousands
(Unaudited)

                                                         2001       2000
Balance, beginning of period                         $ 51,942     47,579
Net income for period                                   1,690      1,646
Cash dividends                                           (716)      (680)
ESOP shares allocated upon loan repayment                 186        186
Stock awards issued, net of unearned compensation           4          -
Repurchase FNB Corporation Stock                         (447)         -
Change in accumulated other comprehensive income          646          6


Balance, end of period                               $ 53,305     48,737

See accompanying notes to consolidated financial statements.
</TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2001 and 2000
In Thousands, Except Share Data
(Unaudited)


(1) Summary of Significant Accounting Policies

The accompanying financial statements of FNB Corporation and subsidiaries are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. Certain amounts in the 2000 financial statements have been reclassified to conform to the year 2001 presentation. The implementation of the new core information processing system led to management determining that the classification of certain loans should be changed to more accurately reflect the collateral supporting the loans.

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

            The Corporation had no trading securities at December 31, 2000, or March 31, 2001. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

(2)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $1,415 and $2,194 at March 31, 2001 and December 31, 2000, respectively.

(3)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at March 31, 2001 and December 31, 2000:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   March 31, 2001             Costs       Gains       Losses      Values
   U.S. Treasury            $      500         8            -        508
   U.S. Government agencies
         and corporations       28,967       180          (28)    29,119
   States and political
         subdivisions           19,802       315          (31)    20,086
   Other securities             25,391       614            -     26,005
   Totals                   $   74,660     1,117          (59)    75,718

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   December 31, 2000          Costs       Gains       Losses      Values
   U.S. Treasury            $      500         3            -        503
   U.S. Government agencies
         and corporations       16,217        49         (114)    16,152
   States and political
         subdivisions           17,043       155         (106)    17,092
   Other securities             35,137       317         (227)    35,227
   Totals                   $   68,897       524         (447)    68,974


      The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Approx.
                                          Amortized   Fair
March 31, 2001                            Costs       Values
Due in one year or less                  $  4,625      4,622
Due after one year through five years      27,901     28,657
Due after five years through ten years     21,390     21,680
Due after ten years                        20,744     20,759

Totals                                   $ 74,660     75,718

      Realized gains were $199 and realized losses were $34 on sales and calls of securities available-for-sale through March 31, 2001. Realized gains and losses on securities available-for-sale were not material in 2000.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $15,645 at March 31, 2001 and $13,532 at December 31, 2000.

(4)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at March 31, 2001 and December 31, 2000 are as follows:

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
March 31, 2001          Costs       Gains       Losses      Values
States and political
subdivisions           $ 27,157        715           (9)     27,863

Totals                 $ 27,157        715           (9)     27,863

                                    Gross       Gross       Approx.
                        Amortized   Unrealized  Unrealized  Fair
December 31, 2000       Costs       Gains       Losses      Values
States and political
subdivisions           $ 28,193        402           (6)     28,589

Totals                 $ 28,193        402           (6)     28,589

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Approx.
                                          Amortized   Fair
March 31, 2001                            Costs       Values
Due in one year or less                   $  3,138      3,160
Due after one year through five years       19,842     20,380
Due after five years through ten years       4,177      4,323

Totals                                    $ 27,157     27,863

      Realized gains and losses on securities held-to-maturity were not material in 2001 or 2000.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $12,623 at March 31, 2001 and $12,626 at December 31, 2000.

(5)   Loans

      At March 31, 2001 and December 31, 2000, there were direct loans to executive officers and directors of $2,444 and $3,427, respectively. In addition, there were loans of $2,706 and $1,873 at March 31, 2001 and December 31, 2000, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.

      At March 31, 2001 and December 31, 2000, the Corporation had sold without recourse, participations in various loans to financial institutions and other customers of the Corporation in the amount of $31,309 and $41,151, respectively.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                                    Three Months Ended
                                                         March 31
                                                        2001    2000
Balance at beginning of period                       $ 5,670   5,173
Provisions for loan losses                               370     293
Loan recoveries                                           48      56
Loan charge-offs                                        (448)    (59)

Balance at end of period                             $ 5,828   5,463


      Nonperforming assets consist of the following:

                                  March 31     December 31,
                                    2001           2000
Nonaccrual loans                  $    916           2,391
Other real estate owned                281             281

  Total nonperforming assets      $  1,197           2,672

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2001.

(7)   Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                    March 31     December 31,
                                      2001           2000
Land                                $  1,727           1,565
Buildings                             12,946          11,347
Furniture and equipment               10,297           9,842
Leasehold improvements                   425             423

                                      25,395          23,177
Less accumulated depreciation
and amortization                       8,978           8,597
       Totals                       $ 16,417          14,580

(8)   Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $36,046 and $41,100 on March 31, 2001 and December 31, 2000, respectively. The interest rates on the advances range from 5.33 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

      The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $39 and $38 for the three-month periods ended March 31, 2001 and 2000, respectively.

(10)  Income Taxes

      The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.

(11)  Restrictions on Payment of Dividends

      Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Corporation's Bank subsidiary in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2001 dividends of the bank (unless prior regulatory approval is obtained) to $7,410 plus year-to-date 2001 net profits as of the declaration date.

(12)  Supplemental Cash Flow Information

      The Corporation paid $5,467 and $4,826 for interest and it paid $580 and $541 for income taxes for the three-month periods ended March 31, 2001 and 2000, respectively.

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

      Except for home equity lines totaling $26,644 at March 31, 2001, and $25,951 at December 31, 2000, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                               March 31,     December 31,
                                                 2001           2000

                                                     Contract Amount
Financial instruments whose contract
amounts represent credit risk:
            Commitments to extend credit       $ 87,658          79,310
            Standby letters of credit and
               financial guarantees written       5,261           5,045

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

(16)  Stock Compensation Plans

      In 2000 the Corporation's stockholders approved the FNB Corporation 2000 Incentive Stock Plan (the "Plan"), as previously adopted by the Board of Directors. The Plan makes available up to 400,000 shares of common stock for awards to key employees and non-employee directors of the Corporation and its subsidiaries in the form of stock options, stock appreciation rights, and stock awards. The Plan will expire in 2010, unless sooner terminated by the Board. Any option terms not specified in the Plan such as exercise prices, expiration dates, and vesting provisions are set forth in an agreement governing each grant. A stock option may be either an incentive stock option within the meaning of
      Section 422 of the Internal Revenue Code or a non-qualified stock option.

      In order to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations, or reorganizations by the Corporation, the number of shares subject to each outstanding grant, the exercise price, and the aggregate number of shares from which grants or awards may be made may be adjusted.

      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," sets forth compensation recognition principles that are based on a fair value model. The Corporation has elected another alternative provided for under SFAS No. 123, which is to account for the activity under the Plan using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under Opinion No. 25, compensation cost is not recognized in the financial statements except to the extent of the excess, if any, of the market price of the underlying stock over the exercise price of the stock option at the date of grant.

      Compensation cost for awards of stock requiring no payment by the grantee is recorded at the effective date of the award and is measured by the market price of the stock awarded as of that date. Such cost is amortized to expense over the period of service to which the award relates.

      In 2000, the Corporation issued 35,000 nonqualified stock options to non-employee directors and 29,800 nonqualified stock options to employees, all with an exercise price of $16.50 per share.
      Additionally, 7,500 incentive stock options were issued to an executive officer at an exercise price of $15.875. Since the exercise prices approximated the market value on the respective grant dates, no compensation cost was recorded. The options expire in 10 years, and they vest in terms of exercisability at a rate of 25% per year on each of the first four anniversary dates from grant. The total fair value (as defined by SFAS No. 123 above) at grant date for the options was $314 (pre-tax). The weighted average fair value for all options granted in 2000 was $4.35 per option. Had the fair value method of accounting prescribed by SFAS No. 123 been followed, the effect on earnings per share and net income for 2000 would have been negligible.

      Significant assumptions based to estimate the fair values of the options under the SFAS No. 123 methodology are as follows:

      Risk-free interest rate         6.0%
      Expected life                   9.8 years
      Expected dividends              4.1%
      Expected volatility            20.0%

      In 2000, certain officers were awarded a total of 5,000 shares of restricted common stock at a fair value of $16.50 per share. The awards vest (that is, the restrictions attached to the awards lapse) at the rate of 20% annually over a five year period. The value of unvested awards is shown in the stockholders' equity section of the balance sheet as unearned compensation. The total fair value of $83 is being amortized to expense over that five year service period. Also during 2000, a total of 3,800 shares of common stock were awarded to non-employee directors at a fair value of $16.50 per share. The fair value of $63 is attributable to a 12-month service period and, accordingly, is being amortized to expense over that period. The total compensation expense recorded for the first three months of 2001 was $21.

(17)  Mergers and Acquisitions

      During the third quarter of 2000, FNB Corporation and SWVA Bancshares, Inc. ("SWVA"), parent company of Southwest Virginia Savings Bank of Roanoke, Virginia, entered into an Agreement and Plan of Merger to merge SWVA into FNB. Under the terms of the proposed transaction shareholders of SWVA will receive consideration valued at $20.25 for each share of SWVA common stock surrendered, in the form of cash, common stock of FNB, or a combination of cash and common stock, at each SWVA shareholder's election. The cash portion of the consideration, however, will be limited to 20 percent of the total consideration paid. A registration statement has been filed with the Securities and Exchange Commission ("SEC") to register the FNB stock to be issued in conjunction with the merger. The merger was approved by SWVA shareholders in April 2001, and is expected to close in May 2001.

      Also during the third quarter of 2000, FNB Corporation and CNB Holdings, Inc. ("CNB"), parent company of Community National Bank of Pulaski, Virginia, entered into an Agreement and Plan of Merger to merge CNB into FNB. Under the terms of the proposed transaction shareholders of CNB will receive consideration valued at $10.60 for each share of CNB common stock surrendered, in the form of cash, common stock of FNB, or a combination of cash and common stock, at each CNB shareholder's election. The cash and FNB stock portions of the consideration, however, will each be limited to 50 percent of the total consideration paid. A registration statement has been filed with the SEC to register the FNB stock to be issued in conjunction with the merger, however it has not been declared effective.

      During the fourth quarter of 2000, a suit was filed against Community National Bank by another bank and is now pending. The suit seeks to recover alleged damages in the total amount of approximately $3.4 million (including $1 million of consequential damages) arising from an apparent check-kiting scheme engaged in by a customer of both banks. Community National has denied any liability to the plaintiff and intends to contest the suit vigorously. Community National believes that it has substantial defenses to liability as well as a potential claim for indemnity against a third party. In view of the amount of damages claimed and the inherent uncertainty of litigation, submission of the pending merger to the stockholders of CNB has been delayed, and the merger could be adversely affected. The merger is subject to approval by the CNB shareholders and regulatory agencies and other standard conditions for transactions of this nature, including a requirement that no material adverse change in the financial condition or business of CNB shall have occurred.

      For tax purposes, the above transactions will be structured as tax-free reorganizations to the extent of the shares exchanged. For financial reporting purposes, the mergers will be accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," as amended. Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their fair values at the date of the acquisition. Any excess of purchase price over the net fair values of assets acquired and liabilities assumed will be recorded as goodwill.

      First National Bank, a wholly owned subsidiary of FNB Corporation, consummated the acquisition of two branch banking offices located in Pearisburg and Wytheville, Virginia from First Union National Bank on March 23, 2001. The transaction was accounted for by the purchase method of accounting. First National Bank assumed aggregate deposit liabilities of $74,289 in connection with the two branch acquisitions. Loans of $13,618 and building and equipment of $1,714 were purchased. Intangible assets of $5,002 were capitalized and include goodwill and other costs incurred directly related to the acquisition.

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

2001 Compared to 2000

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $5,576 for the three months ended March 31, 2001, an increase of $329 from the same period in 2000. The increase in net interest income in the first quarter was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Average earning asset growth totaled $29,613 (6.10%) for the first three months of 2001 over the respective prior year period. The largest component of the increase in earning assets was average loans, reflecting an increase of $24,447 (6.31%) for the first three months of 2001. Average Federal Funds sold increased $4,132 for the first three months of 2001. The increases in loans and Federal Funds sold were funded primarily by an increase in deposits.

Average interest-bearing liabilities increased $23,492 (5.67%) for the first three months of 2001 over the respective prior year period. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $32,853 for the first three months of 2001. Growth in the deposit portfolio was concentrated in time deposits and in certificates of deposit of $100,000 and over with an increase of $27,089 and $11,635, respectively, for the first three months of 2001. Increased market penetration in new markets accounted for the increase. Average other borrowed funds decreased $10,065 for the first three months of 2001. The decrease reflected partial curtailment of Federal Home Loan Bank borrowing.

Net interest yield decreased to 4.56% from 4.59% for the first three months of 2001 from the comparable prior year period. The yield on average earning assets increased 35 basis points, to 8.83% from 8.48% for the first three months of 2001 from the comparable prior year period. The cost of interest-bearing liabilities increased 45 basis points, to 5.02% from 4.57% for the first three months of 2001. Overall, 90.0% of the net interest income increase for the first three months of 2001 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the first three months of 2001 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $370 and $293, respectively, for the three months ended March 31, 2001 and 2000. Net charge-offs amounted to $400 and $3, respectively, for the three months ended March 31, 2001 and 2000. The provision for loan losses increased for the three months ended March 31, 2001 from the same period in 2000 due to higher net charge-offs and increased reserves required on higher new loan volume. Loans grew at an annual rate of 14.4% for the three months ended March 31, 2001 and 11.4% for the same period in 2000.

The allowance for loan losses was $5,828 or 1.37% of outstanding loans, net of unearned income at March 31, 2001, and $5,670 or 1.38% of outstanding loans, net of unearned income at December 31, 2000. The allowance is calculated based on a very structured commercial credit risk grading system, which is continuously monitored. All commercial and commercial real estate loans over $25 are risk rated. Loans identified as "Watch" and "Special Mention" are grouped into pools of risk with loss factors consistent with identified risk. Credits with "Classified" ratings are assigned allocated reserves based on the risk exposure in each individual credit. "Pass" credits have reserve factors applied consistent with migration analysis and ten year forward moving historic loss experience. The allowance for other loan categories (consumer, credit card, equity line, real estate mortgage) is based on historic loss experience. Reserve assumptions are monitored and validated quarterly.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $1,114 and $829, respectively, for the three months ended March 31, 2001 and 2000. The increase in noninterest income resulted primarily from higher interchange revenue from incoming merchant drafts, higher loan origination fees due to higher mortgage volume and net securities gains.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, credit card processing, supplies, and other expenses was $4,004 and $3,562, respectively, for the three months ended March 31, 2001 and 2000. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, and supplies expense. Personnel costs increased primarily as the result of merit increases, and additional branch personnel necessitated by the purchase of the First Union National Bank branches in Wytheville and Pearisburg, which opened in March 2001. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the purchase of the two First Union National Bank branches and an increase in software amortization, which was related to the bank's core information processing system conversion. Supplies expense increased primarily as the result of the purchase of the two First Union National Bank branches and the bank's core information processing system conversion. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 27.0% and 25.9% for the three months ended March 31, 2001 and 2000. The increase in the rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.

Decisions on which securities to purchase are based on their taxable equivalent yields. The Corporation has increased its investment in certain taxable securities which had higher yields than nontaxable securities when measured on taxable equivalent basis.

Balance Sheet

Total assets of the Corporation at March 31, 2001, were $614,271, compared to $539,231 at December 31, 2000. Total loans were $424,335 at March 31, 2001, an increase of $14,749 from December 31, 2000, primarily as a result of the purchase of the two First Union National Bank branches. Loan growth was concentrated in the real estate-commercial and mortgage portfolios and amounted to $14,115. Federal Funds sold increased $43,550 primarily as a result of the purchase of the two First Union National Bank branches. Securities increased $5,708 primarily in the available-for-sale portfolio as a portion of the liquidity created by the purchase of two First Union National Bank branches was invested in higher earning assets. Bank premises and equipment increased $1,837 of which $1,714 can be attributed to the purchase of two First Union National Bank branches. Other assets increased $4,683 which included $5,002 in Goodwill resulting from the purchase of two First Union National Bank branches.

Total deposits at March 31, 2001, were $510,702, an increase of $79,043 from December 31, 2000. All deposit categories reflected increases with time deposits experiencing the largest amount of increase. Approximately $74,000 of the increase can be attributed to the deposits acquired from the purchase of two First Union National Bank branches.

Borrowed funds at March 31, 2001 were $44,870, a decrease of $6,864 from December 31, 2000. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in deposits. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $53,305 at March 31, 2001, compared to $51,942 at December 31, 2000. This increase of $1,363 was the net result of earnings retention, an increase of $646 in net unrealized gains (net of tax) on securities available-for-sale, principal repayments on ESOP debt, stock awards, the repurchase of FNB Corporation stock, and dividends paid to shareholders.

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

At March 31, 2001, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 2001, totaled $69 compared to $410 at December 31, 2000. In addition, nonaccrual loans and other real estate owned totaled $1,197 at March 31, 2001, compared to $2,672 at December 31, 2000. The decrease in nonaccrual loans can be largely attributed to the restructure of one commercial customer.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $38,604 of the Corporation's borrowing capacity under existing agreements with the FHLB remains unused as of March 31, 2001, based on the level of qualifying portfolio mortgage and commercial real estate loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $22,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

The only significant source of cash for the holding company is transfers from its bank subsidiary in the form of dividends, loans, or advances. The most restrictive regulatory limitation placed on the amount of funds that may be transferred from the Bank to the holding company is that placed on dividends. Specifically, the maximum amount of dividends that may be paid by the Bank in any calendar year without prior regulatory approval is the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2001 dividends of the bank (unless prior regulatory approval is obtained) to $7,410 plus year-to-date 2001 net profits as of the declaration date. This limitation is not expected to have any material impact on the liquidity of the holding company in 2001. During the first three months of 2001 the bank paid $731 in dividends to the holding company.

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

           (A) Exhibits:

               See index to exhibits

           (B) Reports on Form 8-K:

               None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date    May 10, 2001          by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date    May 10, 2001          by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(3)(iii)    Registrant's Bylaws
            Registrant's Bylaws, filed with the Commission as exhibit
            (3)(iii) to the Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

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

(10)C Employment agreement dated September 11, 1997, between Julian D. Hardy, Jr., First National Bank, and Registrant, filed with the Commission as Exhibit (10)B on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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