Form 10-Q
period 2001-06-30
FNB CORP \VA\
filed 2001-08-14
CIK 1010961

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

For the quarterly period ended June 30, 2001
                                      or

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


               4,309,789 shares outstanding as of June 30, 2001

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.    FINANCIAL INFORMATION


     Item 1.     Financial Statements

                 Unaudited Consolidated Balance Sheet as of June 30,
                 2001                                                     3

                 Consolidated Balance Sheet as of December 31, 2000       4

                 Unaudited Consolidated Statements of Income for the quarter and six-month periods ended June 30, 2001
                 and 2000                                                 5

                 Unaudited Consolidated Statements of Comprehensive
                 Income for the quarter and six-month periods ended
                 June 30, 2001 and 2000                                   6

                 Unaudited Consolidated Statements of Cash Flows for
                 the six-month periods ended June 30, 2001 and 2000       7-8

                 Unaudited Consolidated Statements of Changes in
                 Stockholders' Equity for the six-month periods ended
                 June 30, 2001 and 2000                                   9

                 Notes to Consolidated Financial Statements              10-23

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     24-28

     Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                             29-30


PART II.   OTHER INFORMATION

     Item 1.     Legal Proceedings                                       31

     Item 2.     Changes in Securities and Use of Proceeds               31

     Item 3.     Defaults Upon Senior Securities                         31

     Item 4.     Submission of Matters to a Vote of Security Holders     31

     Item 5.     Other Information                                       31

     Item 6.     Exhibits and Reports on Form 8-K                        31-32

                 Signatures                                              33

                 Index to Exhibits                                       34-35
PAGE   2

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   20,916
Federal funds sold                                                 16,300
Securities available-for-sale, at fair value                      122,117
Securities held-to-maturity, at amortized cost                     26,125
Mortgage loans held for sale                                       10,955
Loans:
      Commercial                                                   71,694
      Consumer                                                     83,401
      Real estate - commercial                                    134,951
      Real estate - construction                                   20,252
      Real estate - mortgage                                      165,728
            Total loans                                           476,026
            Loans, net of unearned income                         476,026
      Less allowance for loan losses                                6,686
            Loans, net                                            469,340
Bank premises and equipment, net                                   19,608
Other real estate owned                                               282
Other assets                                                       14,309
            Total assets                                       $  699,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          65,428
      Interest-bearing demand and savings deposits                182,847
      Time deposits                                               293,149
      Certificates of deposit of $100,000 and over                 78,964
            Total deposits                                        620,388
Short term borrowings                                               7,243
Other borrowed funds                                                7,945
Other liabilities                                                   5,105
            Total liabilities                                     640,681
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,309,789 shares              21,549
      Surplus                                                      28,524
      Unearned compensation                                           (70)
      Unearned ESOP shares (92,717 shares)                         (1,371)
      Retained earnings                                            10,038
      Accumulated other comprehensive income (loss)                   601
            Total stockholders' equity                             59,271
            Total liabilities and stockholders' equity         $  699,952

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


CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2001 and 2000
In Thousands, Except Share and Per Share Data
(Unaudited)                             Quarter Ended        Six Months Ended
                                            June 30               June 30
                                        2001       2000       2001       2000
Interest income:
  Interest and fees on loans        $ 10,059      9,052     19,557     17,660
  Interest on securities:
    Taxable                            1,488        770      2,508      1,604
    Nontaxable                           482        535        969      1,073
  Interest on short term investments     416         39        484         41
         Total interest income        12,445     10,396     23,518     20,378
Interest expense:
  Interest on interest-bearing
    demand and savings deposits        1,052      1,009      1,992      2,032
  Interest on time deposits            3,576      2,352      6,462      4,541
  Interest on certificates of
    deposit of $100,000 and over       1,075        802      2,074      1,545
  Interest on short term borrowings       69         67        201        208
  Interest on other borrowed funds       276        716        816      1,355
         Total interest expense        6,048      4,946     11,545      9,681
         Net interest income           6,397      5,450     11,973     10,697
Provision for loan losses                285        292        655        585
         Net interest income after
           provision for loan losses   6,112      5,158     11,318     10,112
Noninterest income:
  Service charges on deposit accounts    446        352        779        674
  Loan origination fees                  213         40        298         79
  Other service charges and fees         411        356        793        691
  Other income                           192        140        341        273
  Securities gains (losses), net          (5)       (11)       160        (11)
         Total noninterest income      1,257        877      2,371      1,706
Noninterest expense:
  Salaries and employee benefits       2,489      1,946      4,659      3,851
  Occupancy and equipment expense,net    853        673      1,578      1,304
  Cardholder/merchant processing         126        100        237        199
  Supplies expense                       187         97        338        194
  Goodwill                               143          -        143          -
  Other expenses                       1,070        946      1,917      1,776
         Total noninterest expense     4,868      3,762      8,872      7,324
Income before income tax expense       2,501      2,273      4,817      4,494
Income tax expense                       670        593      1,296      1,168
         Net income                 $  1,831      1,680      3,521      3,326
         Basic earnings per share   $   0.44       0.42       0.87       0.83
         Diluted earnings per share $   0.44       0.42       0.87       0.83
         Dividends declared per
           share                    $   0.18       0.17       0.36       0.34
         Average number basic
           shares outstanding      4,125,798  4,000,897  4,044,593  3,999,714
         Average number diluted
           shares outstanding      4,141,031  4,000,942  4,052,383  3,999,737

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2001 and 2000
In Thousands
(unaudited)

                                           Quarter Ended      Six Months Ended
                                             June 30,            June 30,
                                           2001      2000      2001      2000

Net Income                              $ 1,831     1,680     3,521     3,326
Other comprehensive income, before tax:
      Unrealized holding gains (losses)
         arising during period on
         securities                        (141)      184       673       193
      Less: reclassification adjustment
         for (gains) losses included in
         net income                           5        11      (160)       11

Other comprehensive income (loss)
      before tax                           (146)      173       833       182

Income tax effect of items of other
      comprehensive income                   50       (59)     (283)      (62)

Other comprehensive income (loss),
      net of tax                            (96)      114       550       120

Comprehensive Income                    $ 1,735     1,794     4,071     3,446

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2001 and 2000
In Thousands
(Unaudited)
                                                               2001     2000
Cash flows from operating activities:
      Net income                                           $  3,521    3,326
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           655      585
            Depreciation and amortization of bank
                  premises and equipment                        868      650
            ESOP compensation                                   186      186
            Stock awards compensation                            37        -
            Amortization of premiums and accretion
                  of discounts, net                              44      228
            (Gain) loss on sale of securities, net             (160)      11
            Net gain on sale of fixed assets and
                  other real estate                              (1)     (13)
            Net increase in mortgage loans held for sale     (9,299)    (281)
            Increase in other assets                         (6,366)     (11)
            Increase (decrease) in other liabilities            216     (448)
                  Net cash provided by (used in)
                        operating activities                (10,299)   4,233

Cash flows from investing activities:
      Net increase in federal funds sold                    (12,850)  (4,950)
      Proceeds from sales of securities available-for-sale   16,816    3,016
      Proceeds from calls and maturities of
            securities available-for-sale                    14,072   18,941
      Proceeds from calls and maturities of
            securities held-to-maturity                       3,066    1,775
      Purchase of securities available-for-sale             (59,914) (12,948)
      Acquisition of subsidiary                               2,243        -
      Net increase in loans                                  (8,218) (16,902)
      Proceeds from sale of other real estate owned             244      100
      Recoveries on loans previously charged off                107      105
      Bank premises and equipment expenditures               (3,388)    (617)
                  Net cash used in investing activities    ( 47,822) (11,480)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Six Months Ended June 30, 2001 and 2000
In Thousands
(Unaudited)
                                                               2001     2000
Cash flows from financing activities:
      Net increase in demand and savings deposits            38,958   10,938
      Net increase in time deposits and certificates
            of deposit                                       73,471   11,893
      Net decrease in federal funds purchased and
            securities sold under agreements to repurchase   (3,391) (14,750)
      Net decrease in other borrowed funds                  (40,084)  (6,077)
      Principal payments on ESOP debt                          (186)    (186)
      Dividends paid                                         (1,487)  (1,360)
      Repurchase FNB Corporation stock                         (543)      (5)
      Dividends on unallocated ESOP shares                      (26)     (32)
                  Net cash provided by financing
                        activities                           66,712      421
Net increase (decrease) in cash and due from banks            8,591   (6,826)
Cash and due from banks at beginning of period               12,325   18,363
Cash and due from banks at end of period                   $ 20,916   11,537

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2001 and 2000
In Thousands
(Unaudited)


                                                              2001       2000
Balance, beginning of period                              $ 51,942     47,579
Net income for period                                        3,521      3,326
Cash dividends                                              (1,487)    (1,360)
ESOP shares allocated upon loan repayment                      186        186
Stock awards issued, net of unearned compensation                8         54
Repurchase FNB Corporation Stock                              (543)        (5)
Change in accumulated other comprehensive income               550        120
Stock issued to purchase Southwest Virginia Savings Bank     4,960          -
Fair value of options resulting from merger                    317          -
Unearned shares-Southwest Virginia Savings Bank ESOP          (183)         -

Balance, end of period                                   $  59,271     49,900

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2001 and 2000
In Thousands, Except Percent and Share Data
(Unaudited)


(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of June 30, 2001 and December 31, 2000; the consolidated statements of income for the quarter and six-months ended June 30, 2001 and 2000; the consolidated statements of changes in stockholders' equity for the six-months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six-months ended June 30, 2001 and 2000.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2000 Annual Report on Form 10-K, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 statement presentation. Such reclassifications had no effect on stockholders' equity or net income.

Interim financial performance is not necessarily indicative of year end.

(2) Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of FNB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged; (5) costs or difficulties related to the integration of the businesses of FNB and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB; and (9) adverse changes may occur in the securities markets.

(4) Summary of Significant Accounting Policies


The following is a description of the more significant accounting and reporting policies that conform to general practice within the banking industry.

       (a)  Consolidation

            The consolidated financial statements include the accounts of FNB Corporation (the "Registrant" or the "holding company") and its wholly-owned subsidiaries, primarily First National Bank and Southwest Virginia Savings Bank FSB (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated.

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

            The Corporation had no trading securities at December 31, 2000, or June 30, 2001. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

      (j)   New Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. Statement No. 133 became effective for the Company on January 1, 2001. However, the adoption of the provisions of this statement did not have a material impact on the Company's reported financial position or results of operations based on the interpretative guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the future to the Company's application of the statement.

            In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Company adopted the required disclosure provisions related to the securitization of financial assets as of December 31, 2000. The remaining provisions of the Statement became effective for the second quarter of 2001. The adoption of the provisions of this statement did not have a material impact on the Company's reported financial position or results of operations.

            During 2000, the Emerging Issues Task Force ("EITF") released
            EITF Issue 99-20 ("EITF 99-20"), which provides accounting guidance for the recognition of interest income and impairment on purchased and retained interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed.

            If there has been an adverse change in the estimated cash flows from the previous cash flows projected, then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the estimated fair value. EITF 99-20 became effective for the second quarter of 2001. The adoption of EITF 99-20 did not have a material impact on the Company's reported financial position or results of operations.


(5)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $2,917 and $2,194 at June 30, 2001 and December 31, 2000, respectively.


(6)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at June 30, 2001 and December 31, 2000:

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   June 30, 2001              Costs       Gains       Losses      Values
   U.S. Treasury            $      500         8            -        508
   U.S. Government agencies
         and corporations       56,456       311         (162)    56,605
   States and political
         subdivisions           19,674       276          (97)    19,853
   Corporate securities         41,357       662          (84)    41,935
   Other securities              3,216         -            -      3,216
   Totals                   $  121,203     1,257         (343)   122,117

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   December 31, 2000          Costs       Gains       Losses      Values
   U.S. Treasury            $      500         3            -        503
   U.S. Government agencies
         and corporations       16,217        49         (114)    16,152
   States and political
         subdivisions           17,043       155         (106)    17,092
   Corporate securities         31,553       317         (227)    31,643
   Other securities              3,584         -            -      3,584
   Totals                   $   68,897       524         (447)    68,974

      The amortized costs and approximate fair values of securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Approx.
                                                 Amortized    Fair
      June 30, 2001                              Costs        Values
      Due in one year or less                  $   5,179       5,219
      Due after one year through five years       41,901      42,601
      Due after five years through ten years      24,849      24,969
      Due after ten years                         49,274      49,328

      Totals                                   $ 121,203     122,117

      Realized gains were $209 and realized losses were $49 on sales and calls of securities available-for-sale through June 30, 2001. Realized gains and losses on securities available-for-sale were not material in 2000.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $20,850 at June 30, 2001 and $13,532 at December 31, 2000.


(4)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at June 30, 2001 and December 31, 2000 are as follows:


                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      June 30, 2001             Costs       Gains       Losses      Values
      U.S. Government agencies
            and corporations   $    207          8            -         215
      States and political
            subdivisions         25,131        696           (4)     25,823
      Other securities              787          -            -         787

      Totals                   $ 26,125        704           (4)     26,825

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      December 31, 2000         Costs       Gains       Losses      Values
      States and political
            subdivisions       $ 28,193        402           (6)     28,589

      Totals                   $ 28,193        402           (6)     28,589

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      June 30, 2001                             Costs       Values
      Due in one year or less                   $  3,785      3,812
      Due after one year through five years       17,870     18,398
      Due after five years through ten years       3,885      4,030
      Due after ten years                            585        585

      Totals                                    $ 26,125     26,825

      Realized gains and losses on securities held-to-maturity were not material in 2001 or 2000.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $12,765 at June 30, 2001 and $12,626 at December 31, 2000.


(5)   Loans

      At June 30, 2001 and December 31, 2000, the Corporation participated (sold without recourse)in various loans with other financial institutions and other customers of the Corporation in the amount of $33,825 and $41,151, respectively.


(6)   Related Party Transactions

      At June 30, 2001 and December 31, 2000, there were direct loans to executive officers and directors of $2,772 and $3,427, respectively. In addition, there were loans of $2,629 and $1,873 at June 30, 2001 and December 31, 2000, respectively, which directors endorsed or had been made to companies in which directors had an equity interest.


(7)   Allowance for Loan Losses and Impaired Loans

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Six Months Ended
                                            June 30,           June 30,
                                          2001    2000        2001    2000
      Balance at beginning of period   $ 5,828   5,463       5,670   5,173
      Reserve acquired through merger      791       -         791       -
      Provisions for loan losses           285     292         655     585
      Additional reserve for branch
          loans purchased                    -       -         188       -
      Loan recoveries                       59      49         107     105
      Loan charge-offs                    (277)   (126)       (725)   (185)

      Balance at end of period         $ 6,686   5,678       6,686   5,678


      Nonperforming assets consist of the following:

                                          June 30     December 31,
                                            2001          2000
      Nonaccrual loans                  $  1,110            2,391
      Other real estate owned                282              281
        Total nonperforming assets      $  1,392            2,672

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2001.


(8)   Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                          June 30,     December 31,
                                            2001           2000
      Land                                $  2,378           1,565
      Buildings                             15,602          11,347
      Furniture and equipment               12,649           9,842
      Leasehold improvements                   289             423
                                            30,918          23,177
      Less accumulated depreciation
            and amortization                11,310           8,597
       Totals                             $ 19,608          14,580

(9)   Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $7,945 and $41,100 on June 30, 2001 and December 31, 2000, respectively. The interest rates on the advances range from 4.69 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.


(10)   Employee Benefit Plans

      The Employee Stock Ownership Plan (ESOP) invests primarily in the Registrant's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. FNB Corporation and First National Bank hold all ESOP loans. Consequently, in the consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

      The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $92 and $77 for the six-month periods ended
      June 30, 2001 and 2000, respectively.

      Southwest Virginia Savings Bank FSB employees will participate in the Corporation's 401(k) plan beginning January 1, 2002.

(11)  Income Taxes

      The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.


(12)  Restrictions on Payment of Dividends

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

      Southwest Virginia Savings Bank FSB has not declared any dividends to the Corporation.

(13)  Supplemental Cash Flow Information

      The Corporation paid $11,696 and $9,619 for interest and it paid $1,380 and $1,441 for income taxes for the six-month periods ended June 30, 2001 and 2000, respectively. Noncash investing activities include $5,095 of stock issued in the acquisition of subsidiary.

(14)  Commitments and Contingencies

      The Corporation is involved from time to time in litigation arising in the normal course of business. Management believes that any resulting settlements and disposition of these matters will not materially affect consolidated results of operations or financial position.


(15)  Financial Instruments with Off-Balance-Sheet Risk

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

      Except for home equity lines totaling $28,056 at June 30, 2001, and $25,951 at December 31, 2000, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                                June 30,     December 31,
                                                  2001           2000
                                                    Contract Amount
      Financial instruments whose contract
      amounts represent credit risk:
            Commitments to extend credit       $ 99,865          79,310
            Standby letters of credit and
               financial guarantees written       6,163           5,045

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

(16)  Concentrations of Credit Risk

      The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley and the Roanoke Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's large employers which include Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $57 million of the loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.


(17)  Stock Compensation Plans

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

      On May 8, 2001 the corporation issued 50,000 nonqualified stock options to non-employee directors. Since the exercise prices approximated the market value on the respective grant dates, no compensation cost was recorded. The options expire in 10 years, and they vest in terms of exercisability at a rate of 25% per year on each of the first four anniversary dates from grant. The total fair value (as defined by SFAS No. 123 above) at grant date for the options issued in 2001 was $476 (pre-tax). The weighted average fair value for the options granted in 2001 was $3.23 per option. Had the fair value method of accounting prescribed by SFAS No. 123 been followed, the effect on earnings per share and net income for 2001 would have been negligible.

      Significant assumptions based to estimate the fair values of the options granted in 2001 under the SFAS No. 123 methodology are as follows:

      Risk-free interest rate         5.24%
      Expected life                  10.0 years
      Expected dividends              4.0%
      Expected volatility            20.0%

(18)  Mergers and Acquisitions

      On May 1, 2001, Southwest Virginia Savings Bank FSB ("SVSB") of Roanoke, Virginia, was merged with FNB Corporation in a business combination accounted for by the purchase method of accounting. At the merger date, SVSB had $56,588 in net loans, $93,268 in total assets and $76,299 in total deposits. The shareholders of SVSB received 292,775 shares of FNB Corporation common stock and cash of $3,530 in connection with the merger. Excess cost over net assets acquired equaled $962 and has been allocated to goodwill. SVSB's results of operations have been included in the financial statements from the merger date.

      During the second quarter of 2001, FNB Corporation and CNB Holdings, Inc. announced the expiration of the Agreement and Plan of Merger dated July 8, 2000 under which terms Community National Bank of Pulaski, Virginia would have become a subsidiary of FNB Corporation if approved by the shareholders of CNB Holdings, Inc.

      First National Bank, a wholly owned subsidiary of FNB Corporation, consummated the acquisition of two branch banking offices located in Pearisburg and Wytheville, Virginia from First Union National Bank on March 23, 2001. The transaction was accounted for by the purchase method of accounting. First National Bank assumed aggregate deposit liabilities of $74,289 in connection with the two branch acquisitions. Loans of $13,618 and building and equipment of $1,714 were purchased. Intangible assets of $5,0002 were capitalized and include goodwill and other costs incurred directly related to the acquisition.

      The following unaudited proforma financial information shows the effect of the First Union and Southwest Virginia Savings Bank FSB acquisitions as if the transactions had been consummated on January 1, 2000:

                                                  June 30,
                                             2001        2000
            Interest income              $ 26,841      25,978
            Noninterest income              2,624       2,108
            Interest expense               13,503      12,887
            Noninterest expense             9,805       8,959
            Net income                   $  3,928       4,039

            EPS shares O/S              4,337,368   4,292,489
            EPS                          $   0.91        0.94

(19)  Subsequent Events

      Subsequent to the second quarter of 2001, FNB Corporation and Salem Community Bankshares, Inc. ("Salem"), parent company of Salem Bank
      & Trust, N.A. of Salem, Virginia, entered into an Agreement and Plan of Merger to merge Salem into FNB. Under the terms of the proposed transaction shareholders of Salem will receive consideration valued at $26.49 for each share of Salem common stock surrendered, in the form of cash, common stock of FNB, or a combination of cash and common stock, at each Salem shareholder's election. The cash portion of the consideration, however, will be no less than 20 percent nor more than 35 percent of the total consideration paid. FNB will issue no less than 1.235 FNB shares nor more than 1.509 FNB shares for those Salem shares which are converted into FNB shares, based on the average closing price of FNB shares for the 30 trading days ending 10 days prior to closing. A registration statement will be filed with the Securities and Exchange Commission ("SEC") to register the FNB stock to be issued in conjunction with the merger. For tax purposes, the transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion
      No. 16, "Business Combinations," as amended. Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their fair values at the date of the acquisition. Any excess of purchase price over the net fair values of assets acquired and liabilities assumed will be recorded as goodwill.

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

2001 Compared to 2000

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $11,973 for the six months ended June 30, 2001, an increase of $1,276 from the same period in 2000. Net interest income before provision for loan losses was $6,397 for the quarter ended June 30, 2001, an increase of $947 from the same period in 2000. The increase in net interest income in both the second quarter and first six months was primarily the result of growth in average earning assets, partially offset by growth in interest bearing liabilities. Approximately 80% of the growth in the second quarter and 61% of the first half was due to acquisitions. Average earning asset growth totaled $136,608 (27.91%) and $90,099 (18.43%), respectively, for the second quarter and first six months of 2001 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting an increase of $64,905 (16.47%) and $46,502 (11.90%), respectively, for the second quarter and first six months of 2001. Average securities increased $43,541 and $22,277, respectively, for the second quarter and first six months of 2001. Average short term investments increased $28,162 and $21,320, respectively, for the second quarter and first six months of 2001. The increase in earning assets was funded primarily by an increase in deposits.

Average interest-bearing liabilities increased $129,866 (31.46%) and $85,322 (20.62%), respectively, for the second quarter and first six months of 2001 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $156,372 (43.21%) and $104,041 (28.96%), respectively, for the second quarter and first six months of 2001. Growth in the deposit portfolio was concentrated in time deposits with an increase of $104,307 and $71,683, respectively, for the second quarter and first six months of 2001. The purchase of two branches from First Union National Bank, the acquisition of Southwest Virginia Savings Bank FSB and increased market penetration in new markets accounted for the increase. Average other borrowed funds decreased $27,292 and $18,744, respectively, for the second quarter and first six months of 2001. The decrease reflected partial curtailment of Federal Home Loan Bank borrowing.

Net interest yield decreased to 4.26% from 4.70% for the second quarter and decreased to 4.39% from 4.65% for the first six months of 2001 from the comparable prior year period. The yield on average earning assets decreased 61 basis points, to 8.14% from 8.75% for the second quarter and decreased 26 basis points, to 8.33% from 8.59% for the first six months of 2001 from the comparable prior year period. The cost of interest-bearing liabilities decreased 33 basis points, to 4.46% from 4.79% for the second quarter and decreased 5 basis points, to 4.63% from 4.68% for the first six months of 2001. Overall, 113.6% and 73.6% of the net interest income increase, respectively, for the second quarter and first six months of 2001 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the second quarter and first six months of 2001 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $285 and $655, respectively, for the quarter and six months ended June 30, 2001 and $292 and $585, respectively, for the quarter and six months ended June 30, 2000. Net charge-offs amounted to $218 and $618, respectively, for the quarter and six months ended June 30, 2001 and $77 and $80, respectively, for the quarter and six months ended June 30,2000. The provision for loan losses increased for the six months ended June 30, 2001 from the same period in 2000 due to higher net charge-offs and increased reserves required on higher new loan volume.

The allowance for loan losses was $6,686 or 1.40% of outstanding loans, net of unearned income at June 30, 2001, and $5,670 or 1.38% of outstanding loans, net of unearned income at December 31, 2000. The allowance for commercial loans is calculated based on a very structured commercial credit risk grading system, which is continuously monitored. All commercial and commercial real estate loans over $25 are risk rated. Loans identified as "Watch" and "Special Mention" are grouped into pools of risk with loss factors consistent with identified risk. Credits with "Classified" ratings are assigned allocated reserves based on the risk exposure in each individual credit. "Pass" credits have reserve factors applied consistent with migration analysis and ten year forward moving historic loss experience. The allowance for other loan categories (consumer, credit card, equity line, real estate mortgage) is based on historic loss experience. Reserve assumptions are monitored and validated quarterly.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $1,257 and $2,371, respectively, for the quarter and six months ended June 30, 2001 and $877 and $1,706, respectively, for the quarter and six months ended June 30, 2000. Acquisitions accounted for $48 and $105, respectively, of the increase for the quarter and six months ended June 30, 2001. The increase in noninterest income resulted primarily from higher interchange revenue from incoming merchant drafts, higher loan origination fees due to higher mortgage volume and net securities gains.

Noninterest Expense

Noninterest expense, consisted of salaries and employee benefits, occupancy costs, credit card processing, supplies, and other expenses was $4,868 and $8,872, respectively, for the quarter and six months ended June 30, 2001 and

$3,762 and $7,324 for the quarter and six months ended June 30, 2000. Acquisitions accounted for $273 and $426, respectively, of the increase for the quarter and six months ended June 30, 2001. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, and supplies expense. Personnel costs increased primarily as the result of merit increases, additional branch personnel necessitated by the purchase of the First Union National Bank branches in Wytheville and Pearisburg, which opened in March 2001 and additional personnel as a result of the merger with Southwest Virginia Savings Bank FSB in May 2001. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the purchase of the two First Union National Bank branches and the merger with Southwest Virginia Savings Bank FSB and an increase in software amortization, which was related to the bank's core information processing system conversion in March 2001. Supplies expense increased primarily as the result of the purchase of the two First Union National Bank branches, the merger with Southwest Virginia Savings Bank FSB and the bank's core information processing system conversion. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 26.8% and 26.9% for the quarter and six months ended June 30, 2001 and 26.1% and 26.0% for the quarter and six months ended June 30, 2000. The increase in the effective income tax rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.

Decisions on which securities to purchase are based on their taxable equivalent yields. The Corporation has invested in certain taxable securities which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of the Corporation at June 30, 2001, were $699,952, compared to $539,231 at December 31, 2000. Acquisitions accounted for $135,220 of the increase. Total loans were $476,026 at June 30, 2001, an increase of $66,440 from December 31, 2000. Acquisitions accounted for $70,789 of the increase. Loan growth was concentrated in the real estate-commercial and mortgage portfolios and amounted to $64,837. Federal Funds sold increased $12,850 primarily as a result of the purchase of the two First Union National Bank branches. Securities increased $51,075 primarily in the available-for-sale portfolio as a portion of the liquidity created by the purchase of two First Union National Bank branches was invested in higher earning assets and as a result of the merger with Southwest Virginia Savings Bank FSB. Bank premises and equipment increased $5,028 of which $1,714 can be attributed to the purchase of two First Union National Bank branches and $2,538 to the merger with Southwest Virginia Savings Bank FSB. Other assets increased $7,522 which included $5,002 in Goodwill resulting from the purchase of two First Union National Bank branches and $962 in Goodwill resulting from the merger with Southwest Virginia Savings Bank FSB.

Total deposits at June 30, 2001, were $620,388, an increase of $188,729 from December 31, 2000. All deposit categories reflected increases with time deposits experiencing the largest amount of increase. Approximately $75,856 of the increase can be attributed to the deposits acquired from the purchase of two First Union National Bank branches, and approximately $77,567 of the increase can be attributed to the deposits acquired from the merger with Southwest Virginia Savings Bank FSB.

Borrowed funds at June 30, 2001 were $15,188, a decrease of $36,546 from December 31, 2000. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in deposits. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $59,271 at June 30, 2001, compared to $51,942 at December 31, 2000. This increase of $7,329 was principally the result of earnings net of dividends to stockholders and stock issued in acquisition of Southwest Virginia Savings Bank FSB.

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

At June 30, 2001, the Bank's Tier 1 ratio, total capital ratio, and leverage ratio, exceeded the minimum ratios required by the regulations.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 2001, totaled $314 compared to $410 at December 31, 2000. In addition, nonaccrual loans and other real estate owned totaled $1,392 at June 30, 2001, compared to $2,672 at December

31, 2000. The decrease in nonaccrual loans can be largely attributed to the restructure of one commercial customer.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $80,816 of the Corporation's borrowing capacity under existing agreements with the FHLB remains unused as of June 30, 2001, based on the level of qualifying portfolio mortgage and commercial real estate loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $22,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The effective management of market risk is essential to achieving FNB's strategic financial objectives. As a financial institution, FNB's most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of maturity mixes for assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in FNB's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. FNB's Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk.

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review FNB's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

The majority of assets and liabilities of financial institutions are monetary in nature and differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, FNB is positioned to respond to changing interest rates and inflationary trends.

Management uses interest sensitivity simulation analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that FNB has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors FNB's interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of FNB. This method is subject to the accuracy of the assumptions that underlie the process, however, it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. FNB's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the "most likely" interest rate scenario incorporated into the interest sensitivity simulation model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                 - 0.51%
           + 2.00                                  - 0.57
           + 1.00                                  - 0.11
           - 1.00                                    0.77
           - 2.00                                    1.34
           - 3.00                                    1.88


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months from the most likely interest rate scenario, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At June 30, 2001 the FNB's sensitivity to changes in interest rates was within management's targets.

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 8, 2001, at 2:00 p.m., for the following purpose:

            (1)To elect four Class II directors to serve until the 2003 Annual Meeting of Shareholders, one Class III director to serve until the 2001 Annual Meeting of Shareholders and one Class I director to serve until the 2002 Annual Meeting of Shareholders;

            A total of 3,267,918 shares of a possible 4,050,092 shares or 80.7 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
            Director             Voted For        or Withheld      Abstentions

            Kendall O. Clay       3,240,175             27,743           --
            J. Daniel Hardy, Jr.  3,259,239              8,679           --
            James L. Hutton       3,259,931              7,987           --
            Steven D. Irvin       3,259,271              8,647           --
            Charles W. Stegar     3,258,345              9,573           --
            Jon T. Wyatt          3,259,931              7,987           --

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (A) Exhibits:

                See index to exhibits

            (B) Reports on Form 8-K:

                A report on Form 8-K was filed on April 2, 2001 (with a Date of Report of March 29, 2001) disclosing under Item 4 that effective March 29, 2001, FNB Corporation selected Brown Edwards & Company, LLP to serve as its independent public accountants for the year ended December 31, 2001.

                The prior independent certified public accountant's (McLeod and Company) report on the Corporation's consolidated financial statements during the two most recent fiscal years ended December 31, 2000 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                During the last two fiscal years and the subsequent interim periods to the date hereof, there were no disagreements between the Corporation and McLeod on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McLeod, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

                A report on Form 8-K was filed on April 6, 2001 (with a Date of Report of April 5, 2001) disclosing under Item 2 that FNB Corporation and SWVA Bancshares, Inc. ("SWVA") announced on April 5, 2001 that at the annual meeting of shareholders of SWVA on April 4, 2001, the shareholders of SWVA approved the proposed merger of SWVA and FNB.

                A report on Form 8-K was filed on May 24, 2001 (with a Date of Report of May 23, 2001) disclosing under Item 5 that FNB Corporation and CNB Holdings, Inc. announced the expiration of the Agreement and Plan of Merger dated July 8, 2000 under which terms Community National Bank of Pulaski, Virginia would have become a subsidiary of FNB Corporation if approved by the shareholders of CNB Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  August 13, 2001         by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date  August 13, 2001         by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(2)D Merger agreement dated July 31, 2001 between FNB Corporation and Salem Community Bankshares, Inc.

(2)E Amendment to merger agreement dated August 7, 2001 between FNB Corporation and Salem Community Bankshares, Inc.

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