Form 10-Q
period 2001-09-30
FNB CORP \VA\
filed 2001-11-14
CIK 1010961

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

For the quarterly period ended September 30, 2001
                                      or

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


            4,276,847 shares outstanding as of October 31, 2001

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.    FINANCIAL INFORMATION


     Item 1.     Financial Statements

                 Unaudited Consolidated Balance Sheet as of
                 September 30, 2001                                       3

                 Consolidated Balance Sheet as of December 31, 2000       4

                 Unaudited Consolidated Statements of Income and
                 Comprehensive Income for the quarter and nine-month
                 periods ended September 30, 2001 and 2000                5-6

                 Unaudited Consolidated Statements of Cash Flows for
                 the nine-month periods ended September 30, 2001
                 and 2000                                                 7-8

                 Unaudited Consolidated Statement of Changes in
                 Stockholders' Equity for the nine-month period ended
                 September 30, 2000                                       9

                 Unaudited Consolidated Statement of Changes in
                 Stockholders' Equity for the nine-month period ended
                 September 30, 2001                                       10

                 Notes to Consolidated Financial Statements               11-23

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      24-28

     Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                              29-30

PART II.   OTHER INFORMATION

     Item 1.     Legal Proceedings                                        31

     Item 2.     Changes in Securities and Use of Proceeds                31

     Item 3.     Defaults Upon Senior Securities                          31

     Item 4.     Submission of Matters to a Vote of Security Holders      31

     Item 5.     Other Information                                        31

     Item 6.     Exhibits and Reports on Form 8-K                         31

                 Signatures                                               32

                 Index to Exhibits                                        33-34


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   27,038
Federal funds sold                                                  8,650
Securities available-for-sale, at fair value                      118,254
Securities held-to-maturity, at amortized cost                     24,520
Mortgage loans held for sale                                        7,736
Loans:
      Commercial                                                   68,775
      Consumer                                                     82,514
      Real estate - commercial                                    145,472
      Real estate - construction                                   23,688
      Real estate - mortgage                                      161,305
            Total loans                                           481,754
            Loans, net of unearned income                         481,754
      Less allowance for loan losses                                6,655
            Loans, net                                            475,099
Bank premises and equipment, net                                   19,814
Other real estate owned                                               332
Goodwill                                                            5,999
Other assets                                                        8,346
            Total assets                                       $  695,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          68,380
      Interest-bearing demand and savings deposits                187,185
      Time deposits                                               283,389
      Certificates of deposit of $100,000 and over                 74,842
            Total deposits                                        613,796
Short term borrowings                                               6,707
Other borrowed funds                                                8,897
Other liabilities                                                   5,231
            Total liabilities                                     634,631
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 4,282,847 shares              21,414
      Surplus                                                      28,133
      Unearned compensation                                           (66)
      Unearned ESOP shares (75,556 shares)                         (1,139)
      Retained earnings                                            11,030
      Accumulated other comprehensive income (loss)                 1,785
            Total stockholders' equity                             61,157
            Total liabilities and stockholders' equity         $  695,788

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


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2001 and 2000
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended        Nine Months Ended
                                            September 30           September 30
                                           2001       2000       2001       2000
Interest income:
  Interest and fees on loans           $ 10,111      9,382     29,668     27,042
  Interest on securities:
    Taxable                               1,751        720      4,259      2,324
    Nontaxable                              443        521      1,412      1,594
  Interest on short term investments        120         41        604         82
         Total interest income           12,425     10,664     35,943     31,042
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             975        981      2,967      3,013
  Interest on time deposits               3,727      2,582     10,189      7,123
  Interest on certificates of
    deposit of $100,000 and over          1,160        888      3,234      2,433
  Interest on short term borrowings          39        104        240        312
  Interest on other borrowed funds          116        603        932      1,958
         Total interest expense           6,017      5,158     17,562     14,839
         Net interest income              6,408      5,506     18,381     16,203
Provision for loan losses                   285        293        940        878
         Net interest income after
           provision for loan losses      6,123      5,213     17,441     15,325
Noninterest income:
  Service charges on deposit accounts       460        339      1,239      1,013
  Loan origination fees                     382         48        680        127
  Other service charges and fees            439        359      1,232      1,050
  Other income                              225        185        566        458
  Securities gains (losses), net             10        (37)       170        (48)
         Total noninterest income         1,516        894      3,887      2,600


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2001 and 2000
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended        Nine Months Ended
                                            September 30           September 30
                                           2001       2000       2001       2000
Noninterest expense:
  Salaries and employee benefits          2,607      2,051      7,266      5,902
  Occupancy and equipment expense,net       961        635      2,539      1,939
  Cardholder/merchant processing            131        102        368        301
  Supplies expense                          173        101        511        295
  Goodwill                                  149          -        292          -
  Other expenses                          1,196        871      3,113      2,647
         Total noninterest expense        5,217      3,760     14,089     11,084
Income before income tax expense          2,422      2,347      7,239      6,841
Income tax expense                          659        622      1,955      1,790
         Net income                    $  1,763      1,725      5,284      5,051
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Net unrealized gains (losses) on
      available-for-sale securities       1,184        404      1,734        524
         Comprehensive income          $  2,947      2,129      7,018      5,575

         Basic earnings per share      $   0.42       0.43       1.29       1.26
         Diluted earnings per share    $   0.41       0.43       1.28       1.26
         Dividends declared per
           share                       $   0.18       0.18       0.54       0.52
         Average number basic
           shares outstanding         4,214,647  3,999,745  4,101,901  3,999,724
         Average number diluted
           shares outstanding         4,265,096  3,999,863  4,124,067  3,999,779

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2001 and 2000
In Thousands
(Unaudited)
                                                               2001     2000
Cash flows from operating activities:
      Net income                                           $  5,284    5,051
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           940      878
            Depreciation and amortization of bank
                  premises and equipment                      1,390      987
            ESOP compensation                                   372      373
            Stock awards compensation                            46        -
            Amortization of premiums and accretion
                  of discounts, net                             132      244
            (Gain) loss on sale of securities, net             (170)      48
            Net gain on sale of fixed assets and
                  other real estate                              (2)     (61)
            Net increase in mortgage loans held for sale     (6,080)    (708)
            Increase in other assets                         (6,402)     (87)
            Increase in other liabilities                       342      201
                  Net cash provided by (used in)
                        operating activities                 (4,148)   6,926

Cash flows from investing activities:
      Net increase in federal funds sold                     (5,200)  (2,150)
      Proceeds from sales of securities available-for-sale   20,809    5,094
      Proceeds from calls and maturities of
            securities available-for-sale                    26,962   21,261
      Proceeds from calls and maturities of
            securities held-to-maturity                       4,875    2,973
      Purchase of securities available-for-sale             (71,369) (18,637)
      Acquisition of subsidiary                               2,243        -
      Net increase in loans                                 (14,865) (21,763)
      Proceeds from sale of other real estate owned             402      100
      Recoveries on loans previously charged off                132      235
      Bank premises and equipment expenditures               (4,098)  (1,003)
                  Net cash used in investing activities    ( 40,109) (13,890)


CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2001 and 2000
In Thousands
(Unaudited)
                                                               2001     2000
Cash flows from financing activities:
      Net increase(decrease) in demand and savings deposits  46,248     (622)
      Net increase in time deposits and certificates
            of deposit                                       59,589   26,000
      Net decrease in federal funds purchased and
            securities sold under agreements to repurchase   (3,927) (12,995)
      Net decrease in other borrowed funds                  (39,132) (10,131)
      Principal payments on ESOP debt                          (372)    (373)
      Dividends paid                                         (2,258)  (2,081)
      Repurchase FNB Corporation stock                       (1,142)    (486)
      Dividends on unallocated ESOP shares                      (36)     (47)
                  Net cash provided by financing
                        activities                           58,970     (735)
Net increase (decrease) in cash and due from banks           14,713   (7,699)
Cash and due from banks at beginning of period               12,325   18,363
Cash and due from banks at end of period                   $ 27,038   10,664

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2000
In thousands, except per share data
(Unaudited)
                                                                    Accumu-
                                                                    lated
                                                                    Other
                                      Unearned  Unearned            Compre-
                     Common           Compen-   ESOP      Retained  hensive
                     Stock   Surplus  sation    Shares    Earnings  Income   Total
Balances at
 December 31, 1999  $20,470   25,595       -     (1,747)    3,968    (707)  $47,579

Net Income                -        -       -          -     5,051       -     5,051
Cash dividends,
 $0.52 per share          -        -       -          -    (2,081)      -    (2,081)
ESOP shares
 allocated upon
 loan repayment           -        -       -        373         -       -       373
Stock awards
 issued, net of
 unearned
 compensation            19       43       -          -         -       -        62
Repurchase and
 retirement of
 common stock          (145)    (341)      -          -         -       -      (486)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $270                     -        -       -          -         -     524       524

Balances at
 September 30, 2000 $20,344   25,297       -     (1,374)    6,938    (183)  $51,022

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2001
In thousands, except per share data
(Unaudited)
                                                                    Accumu-
                                                                    lated
                                                                    Other
                                      Unearned  Unearned            Compre-
                     Common           Compen-   ESOP      Retained  hensive
                     Stock   Surplus  sation    Shares    Earnings  Income    Total
Balances at
 December 31, 2000  $20,249   25,090     (78)    (1,374)    8,004      51    $51,942

Net Income                -        -       -          -     5,284       -      5,284
Cash dividends,
 $0.54 per share          -        -       -          -    (2,258)      -     (2,258)
ESOP shares
 allocated upon
 loan repayment           -        -       -        372         -       -        372
Stock awards
 issued, net of
 unearned
 compensation            22       51      12          -         -       -         85
Repurchase and
 retirement of
 common stock          (321)    (821)      -          -         -       -     (1,142)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $893                     -        -       -          -         -   1,734      1,734
Stock issued
 to purchase
 Southwest
 Virginia
 Savings Bank         1,464    3,496       -          -         -       -      4,960
Fair value of
 options
 resulting from
 merger                   -      317       -          -         -       -        317
Unearned shares-
 Southwest
 Virginia
 Savings Bank
 ESOP                     -        -       -       (137)        -       -       (137)

Balances at
 September 30, 2001 $21,414   28,133     (66)    (1,139)   11,030   1,785    $61,157

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2001 and 2000
In Thousands, Except Percent and Share Data
(Unaudited)


(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of September 30,
2001 and December 31, 2000; the consolidated statements of income for the quarter and nine-months ended September 30, 2001 and 2000; the consolidated statements of changes in stockholders' equity for the nine-months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine-months ended September 30, 2001 and 2000.

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


(3) Summary of Significant Accounting Policies

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

            The Corporation had no trading securities at December 31, 2000, or September 30, 2001. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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


(4)   Restrictions on Cash

      Federal reserve regulations require the Corporation to maintain certain average balances as cash reserves. The reserve requirements approximated $3,245 and $2,194 at September 30, 2001 and December 31, 2000, respectively.


(5)   Securities Available-for-Sale

      The following sets forth the composition of securities available-for-sale, which are reported at fair value, at September 30, 2001 and December 31, 2000:


                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   September 30, 2001         Costs       Gains       Losses      Values
   U.S. Treasury            $      500         7            -        507
   U.S. Government agencies
         and corporations       49,490       734          (17)    50,207
   States and political
         subdivisions           21,233       467          (37)    21,663
   Corporate securities         40,319     1,512            -     41,831
   Other securities              4,046         -            -      4,046
   Totals                   $  115,588     2,720          (54)   118,254

                                          Gross       Gross       Approx.
                              Amortized   Unrealized  Unrealized  Fair
   December 31, 2000          Costs       Gains       Losses      Values
                                                     <CV>
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

                                                              Approx.
                                                 Amortized    Fair
      September 30, 2001                         Costs        Values
      Due in one year or less                  $   6,066       6,039
      Due after one year through five years       47,384      48,983
      Due after five years through ten years      21,915      22,399
      Due after ten years                         40,223      40,833

      Totals                                   $ 115,588     118,254

      Realized gains were $219 and realized losses were $49 on sales and calls of securities available-for-sale through September 30, 2001. Realized gains were not material and realized losses were $48 on securities available-for-sale in 2000.

      The carrying value of securities available-for-sale pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $24,107 at September 30, 2001 and $13,532 at December 31, 2000.

(6)   Securities Held-To-Maturity

      The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity at September 30, 2001 and December 31, 2000 are as follows:

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      September 30, 2001        Costs       Gains       Losses      Values
      U.S. Government agencies
            and corporations   $    203          9          (15)        197
      States and political
            subdivisions         23,575        779          (11)     24,343
      Other securities              742          -            -         742

      Totals                   $ 24,520        788          (26)     25,282

                                            Gross       Gross       Approx.
                                Amortized   Unrealized  Unrealized  Fair
      December 31, 2000         Costs       Gains       Losses      Values
      States and political
            subdivisions       $ 28,193        402           (6)     28,589

      Totals                   $ 28,193        402           (6)     28,589

      The amortized costs and approximate fair values of securities held-to-maturity, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Approx.
                                                Amortized   Fair
      September 30, 2001                        Costs       Values
      Due in one year or less                   $  5,722      5,762
      Due after one year through five years       15,522     16,099
      Due after five years through ten years       2,534      2,679
      Due after ten years                            742        742

      Totals                                    $ 24,520     25,282

      Realized gains and losses on securities held-to-maturity were not material in 2001 or 2000.

      The carrying value of securities held-to-maturity pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes as required or permitted by law, was $7,933 at September 30, 2001 and $12,626 at December 31, 2000.

(7)   Loans

      At September 30, 2001 and December 31, 2000, the Corporation participated (sold without recourse)in various loans with other financial institutions and other customers of the Corporation in the amount of $32,435 and $41,151, respectively.


(8)   Related Party Transactions

      At September 30, 2001 and December 31, 2000, there were direct loans to executive officers and directors of $2,610 and $3,427, respectively. In addition, there were loans of $3,052 and $1,873 at September 30, 2001 and December 31, 2000, respectively, which directors endorsed or which had been made to companies in which directors had an equity interest.


(9)   Allowance for Loan Losses and Impaired Loans

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Nine Months Ended
                                         September 30,       September 30,
                                          2001    2000        2001    2000
      Balance at beginning of period   $ 6,686   5,678       5,670   5,173
      Reserve acquired through merger        -       -         791       -
      Provisions for loan losses           285     293         940     878
      Additional reserve for branch
          loans purchased                    -       -         188       -
      Loan recoveries                       25     130         132     235
      Loan charge-offs                    (341)   (387)     (1,066)   (572)

      Balance at end of period         $ 6,655   5,714       6,655   5,714

      Nonperforming assets consist of the following:


                                        September 30    December 31,
                                            2001           2000
      Nonaccrual loans                   $  1,424          2,391
      Other real estate owned                 332            281
        Total nonperforming assets       $  1,756          2,672

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2001.


(10)  Bank Premises and Equipment, Net

      Bank premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                        September 30,   December 31,
                                            2001           2000
      Land                                $  2,378           1,565
      Buildings                             15,657          11,347
      Furniture and equipment               13,304           9,842
      Leasehold improvements                   289             423
                                            31,628          23,177
      Less accumulated depreciation
            and amortization                11,814           8,597
      Totals                              $ 19,814          14,580

(11)  Other Borrowed Funds

      Other borrowed funds include advances from the Federal Home Loan Bank of Atlanta totaling $8,897 and $41,100 on September 30, 2001 and December 31, 2000, respectively. The interest rates on the advances range from
      3.59 to 6.65 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.


(12)  Employee Benefit Plans

      The Employee Stock Ownership Plan (ESOP) invests primarily in the Company's stock. The ESOP covers substantially all employees. The purchase of some of the shares has been financed by borrowings by the ESOP. FNB Corporation and First National Bank hold all ESOP loans. Consequently, in the consolidated balance sheets the loans and the related liability have been eliminated. The amounts representing unearned employee benefits have been recorded as reductions in stockholders' equity. These amounts will be reduced as the ESOP debt is curtailed. The ESOP is repaying the loan (plus interest) using employer contributions and dividends received on the shares of common stock held by the ESOP.

      The Corporation sponsors a 401(k) plan that covers substantially all employees who work at least 1,000 hours per year. Participants have the option to have up to 12% of their salary withheld on a pre-tax basis to be contributed to the plan. The Corporation matches 100% of the first 3% of the participant's contributions. Participants may choose among several investment options comprised primarily of mutual funds, but there is no stock of the Corporation in the plan. Matching contributions totaled $126 and $114 for the nine-month periods ended September 30, 2001 and 2000, respectively.

      Southwest Virginia Savings Bank FSB employees will participate in the Corporation's 401(k) plan beginning January 1, 2002.


(13)  Income Taxes

      The primary reason for the difference between the effective tax rates and the statutory tax rate is a substantial amount of tax-exempt interest income.


(14)  Restrictions on Payment of Dividends

      Under applicable federal laws, the Comptroller of the Currency restricts, without prior approval, the total dividend payments of the Corporation's Bank subsidiaries in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. In effect, this limits total 2001 dividends
      (unless prior regulatory approval is obtained) to $7,410 plus year-to-date 2001 net profits as of the declaration date.


(15)  Supplemental Cash Flow Information

      The Corporation paid $17,740 and $14,645 for interest and it paid $2,040 and $2,118 for income taxes for the nine-month periods ended September 30, 2001 and 2000, respectively. Noncash investing activities include $4,960 of stock issued in the acquisition of subsidiary.


(16)  Commitments and Contingencies

      The Corporation is involved from time to time in litigation arising in the normal course of business. Management believes that any resulting settlements and disposition of these matters will not materially affect consolidated results of operations or financial position.

(17)  Financial Instruments with Off-Balance-Sheet Risk

      The Corporation, in the normal course of business to meet the financing needs of its customers, is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk more than the amount recognized in the balance sheet. The Corporation's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Except for home equity lines totaling $33,656 at September 30, 2001, and $25,951 at December 31, 2000, the Corporation may not require collateral or other security to support the following financial instruments with credit risk:

                                              September 30,   December 31,
                                                  2001           2000

                                                      Contract Amount
      Financial instruments whose contract
      amounts represent credit risk:
            Commitments to extend credit       $ 99,466          79,310
            Standby letters of credit and
               financial guarantees written       6,337           5,045

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


(18)  Concentrations of Credit Risk

      The Corporation does a general banking business, serving the commercial, agricultural and personal banking needs of its customers in its trade territory, commonly referred to as the New River Valley and the Roanoke Valley, which consists of Montgomery County, Virginia and portions of adjacent counties. Operating results are closely correlated with the economic trends within this area, which are, in turn, influenced by the area's large employers which include Virginia Polytechnic Institute and State University, Radford University and the Radford Arsenal. Other industries include a wide variety of manufacturing concerns and agriculture-related enterprises. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this area. The commercial portfolio is diversified with no significant concentrations of credit within a single industry. The consumer loan portfolio includes approximately $53 million of loans to individuals for household, family and other personal expenditures. The real estate-mortgage portfolio consists primarily of loans secured by l-4 family residential properties.


(19)  Stock Compensation Plans

      In 2000 the Corporation's stockholders approved the FNB Corporation 2000 Incentive Stock Plan (the "Plan"), as previously adopted by the Board of Directors. The Plan makes available up to 400,000 shares of common stock for awards to key employees and non-employee directors of the Corporation and its subsidiaries in the form of stock options, stock appreciation rights, and stock awards. The Plan will expire in 2010, unless sooner terminated by the Board. Any option terms not specified in the Plan such as exercise prices, expiration dates, and vesting provisions established by the Board of Directors and are set forth in an agreement governing each grant. A stock option may be either an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a non-qualified stock option.

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

      On May 8, 2001 the corporation issued 50,000 nonqualified stock options to non-employee directors. Since the exercise prices approximated the market value on the respective grant dates, no compensation cost was recorded. The options expire in 10 years, and they vest in terms of exercisability at a rate of 25% per year on each of the first four anniversary dates from grant. The total fair value (as defined by SFAS No. 123 above) at grant date for the options issued in 2001 was $476. The weighted average fair value for the options granted in 2001 was $3.23 per option. Had the fair value method of accounting prescribed by SFAS No. 123 been followed, the effect on earnings per share and net income for 2001 would have been negligible.

      Significant assumptions based to estimate the fair values of the options granted in 2001 under the SFAS No. 123 methodology are as follows:

      Risk-free interest rate         5.24%
      Expected life                  10.0 years
      Expected dividends              4.0%
      Expected volatility            20.0%

      During the second quarter of 2001, 4,500 shares of common stock were awarded to non-employee directors at a fair value of $16.31 per share. The fair value of $73 is attributable to a 12-month service period and, accordingly, is being amortized to expense over that period.


(20)  Mergers and Acquisitions

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

      First National Bank, a wholly owned subsidiary of FNB Corporation, consummated the acquisition of two branch banking offices located in

      Pearisburg and Wytheville, Virginia from First Union National Bank on March 23, 2001. The transaction was accounted for by the purchase method of accounting. First National Bank assumed aggregate deposit liabilities of $74,289 in connection with the two branch acquisitions. Loans of $13,618 and building and equipment of $1,714 were acquired. Intangible assets of $5,002 were capitalized and include goodwill and other costs incurred directly related to the acquisition.

      The following unaudited proforma financial information shows the effect of the First Union and Southwest Virginia Savings Bank FSB acquisitions as if the transactions had been consummated on January 1, 2000:

                                               September 30,
                                             2001        2000
           Interest income               $ 38,547      37,027
            Noninterest income              4,139       3,175
            Interest expense               18,862      17,732
            Noninterest expense            15,320      13,979
            Net income                   $  5,469       5,524

            EPS shares O/S              4,282,536   4,292,499
            EPS                          $   1.28        1.29

      During the third quarter of 2001, FNB Corporation and Salem
      Community Bankshares, Inc. ("Salem"), parent company of Salem Bank
      & Trust, N.A. of Salem, Virginia, entered into an Agreement and Plan of Merger to merge Salem into FNB. Under the terms of the proposed transaction shareholders of Salem will receive consideration valued at $26.49 for each share of Salem common stock surrendered, in the form of cash, common stock of FNB, or a combination of cash and common stock, at each Salem shareholder's election. The cash portion of the consideration, however, will be no less than 20 percent nor more than 35 percent of the total consideration paid. FNB will issue no less than 1.235 FNB shares nor more than 1.509 FNB shares for those Salem shares which are converted into FNB shares, based on the average closing price of FNB shares for the 30 trading days ending 10 days prior to closing. A registration statement has been filed with the Securities and Exchange Commission ("SEC") to register the FNB stock to be issued in conjunction with the merger. For tax purposes, the transaction will be structured as a tax-free reorganization to the extent of the shares exchanged. For financial reporting purposes, the merger will be accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations". Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their fair values at the date of the acquisition. Any excess of purchase price over the net fair values of assets acquired and liabilities assumed will be recorded as goodwill. This transaction is expected to be finalized on December 31, 2001. Salem has approximately $237,000 in assets.

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

This report contains forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of FNB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those comtemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged; (5) costs or difficulties related to the integration of the businesses of FNB and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB; and (9) adverse changes may occur in the securities markets.

2001 Compared to 2000

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest-bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $18,381 for the nine months ended September 30, 2001, an increase of $2,178 from the same period in 2000. Net interest income before provision for loan losses was $6,408 for the quarter ended September 30, 2001, an increase of $902 from the same period in 2000. The increase in net interest income in both the third quarter and first nine months was primarily the result of growth in average earning assets, partially offset by growth in interest-bearing liabilities. Such growth can be primarily attributed to acquisitions. Average earning asset growth totaled $144,336 (29.20%) and $103,575 (21.15%), respectively, for the third quarter and first nine months of 2001 over the respective prior year periods. The largest component of the increase in earning assets was average loans, reflecting an increase of $80,638 (20.13%) and $56,437 (14.32%), respectively, for the third quarter and first nine months of 2001. Average securities increased $55,240 and $33,556, respectively, for the third quarter and first nine months of 2001. Average short term investments increased $8,458 and $13,582, respectively, for the third quarter and first nine months of 2001. The increase in earning assets was funded primarily by an increase in deposits.

Average interest-bearing liabilities increased $208,361 (50.12%) and $120,644 (29.12%), respectively, for the third quarter and first nine months of 2001 over the respective prior year periods. The largest component of interest-bearing liabilities was average deposits, reflecting an increase of $241,808 (65.78%) and $143,734 (39.71%), respectively, for the third quarter and first nine months of 2001. Growth in the deposit portfolio was concentrated in time deposits and in demand and savings deposits. Time deposits increased $111,631 and $80,987, respectively, for the third quarter and first nine months of 2001. Demand and savings deposits increased $109,692 and $45,973, respectively, for the third quarter and first nine months of 2001. The purchase of two branches from First Union National Bank, the acquisition of Southwest Virginia Savings Bank FSB and increased market penetration in new markets accounted for the increase. Average other borrowed funds decreased $30,923 and $22,746, respectively, for the third quarter and first nine months of 2001. The decrease reflected partial curtailment of Federal Home Loan Bank borrowing.

Net interest yield decreased to 4.18% from 4.69% for the third quarter and decreased to 4.29% from 4.67% for the first nine months of 2001 from the comparable prior year period. The yield on average earning assets decreased 92 basis points, to 7.95% from 8.87% for the third quarter and decreased 43 basis points, to 8.27% from 8.70% for the first nine months of 2001 from the comparable prior year period. The cost of interest-bearing liabilities decreased 110 basis points, to 3.86% from 4.96% for the third quarter and decreased 40 basis points, to 4.38% from 4.78% for the first nine months of 2001. Overall, 86.9% and 89.0% of the net interest income increase, respectively, for the third quarter and first nine months of 2001 was attributable to changes in the volume of net interest-earning assets and interest-bearing liabilities. The remaining portions of the change in net interest income for the third quarter and first nine months of 2001 were due to a change in average rates.

Provision for Loan Losses

The provision for loan losses was $285 and $940, respectively, for the quarter and nine months ended September 30, 2001 and $293 and $878, respectively, for the quarter and nine months ended September 30, 2000. Net charge-offs amounted to $316 and $934, respectively, for the quarter and nine months ended September 30, 2001 and $257 and $337, respectively, for the quarter and nine months ended September 30, 2000. The provision for loan losses increased for the nine months ended September 30, 2001 from the same period in 2000 due to higher net charge-offs and increased reserves required on higher new loan volume.

The allowance for loan losses was $6,655 or 1.38% of outstanding loans, net
Of unearned income at September 30, 2001, and $5,670 or 1.38% of outstanding loans, net of unearned income at December 31, 2000. The allowance for commercial loans is calculated based on a very structured commercial credit risk grading system, which is continuously monitored. All commercial and commercial real estate loans over $25 are risk rated. Loans identified as "Watch" and "Special Mention" are grouped into pools of risk with loss factors consistent with identified risk. Credits with "Classified" ratings are assigned allocated reserves based on the risk exposure in each individual credit. "Pass" credits have reserve factors applied consistent with migration analysis and ten year forward moving historic loss experience. The allowance for other loan categories (consumer, credit card, equity line, real estate mortgage) is based on historic loss experience. Reserve assumptions are monitored and validated quarterly.

Noninterest Income

Noninterest income, including service charges on deposit accounts, loan origination fees, other service charges, other income and net securities gains (losses), was $1,516 and $3,887, respectively, for the quarter and nine months ended September 30, 2001 and $894 and $2,600, respectively, for the quarter and nine months ended September 30, 2000. Acquisitions accounted for $205 and $310, respectively, of the increase for the quarter and nine months ended September 30, 2001. The increase in noninterest income resulted primarily from higher interchange revenue from incoming merchant drafts, higher loan origination fees due to higher mortgage volume and net securities gains.

Noninterest Expense

Noninterest expense, consisted of salaries and employee benefits, occupancy costs, credit card processing, supplies, and other expenses was $5,217 and $14,089, respectively, for the quarter and nine months ended September 30, 2001 and $3,760 and $11,084 for the quarter and nine months ended September 30, 2000. Acquisitions accounted for $1,159 and $1,585, respectively, of the increase for the quarter and nine months ended September 30, 2001. The net increase in noninterest expense resulted from increases in several categories, primarily personnel costs, occupancy and equipment expense, and supplies expense. Personnel costs increased primarily as the result of merit increases, additional branch personnel necessitated by the purchase of the First Union National Bank branches in Wytheville and Pearisburg, which opened in March
2001 and additional personnel as a result of the merger with Southwest
Virginia Savings Bank FSB in May 2001. The increases in occupancy and equipment expense resulted primarily from an increase in depreciation expense for buildings and furniture and fixtures, which was related to the purchase of the two First Union National Bank branches and the merger with Southwest Virginia Savings Bank FSB and an increase in software amortization, which was related to the bank's core information processing system conversion in March 2001. Supplies expense increased primarily as the result of the purchase of the two First Union National Bank branches, the merger with Southwest Virginia Savings Bank FSB and the bank's core information processing system conversion. These increases were partially offset by reductions in other areas.

Income Taxes

Income tax expense as a percentage of pre-tax income was 27.2% and 27.0% for the quarter and nine months ended September 30, 2001 and 26.5% and 26.2% for the quarter and nine months ended September 30, 2000. The increase in the effective income tax rate was due primarily to a decline in nontaxable interest as a percent of pre-tax income.

Balance Sheet

Total assets of the Corporation at September 30, 2001, were $695,788, compared to $539,231 at December 31, 2000. Acquisitions accounted for $139,268 of the increase. Total loans were $481,754 at September 30, 2001, an increase of $72,168 from December 31, 2000. Acquisitions accounted for $70,789 of the increase. Loan growth was concentrated in the real estate-commercial and mortgage portfolios and amounted to $70,935. Federal Funds sold increased $5,200 primarily as a result of the purchase of the two First Union National Bank branches. Securities increased $45,607 primarily in the available-for-sale portfolio as a portion of the liquidity created by the purchase of two First Union National Bank branches was invested in higher earning assets and as a result of the merger with Southwest Virginia Savings Bank FSB. Bank premises and equipment increased $5,234 of which $1,881 can be attributed to the purchase of two First Union National Bank branches and $2,629 to the merger with Southwest Virginia Savings Bank FSB. Other assets increased $7,558 which included $5,064 in Goodwill resulting from the purchase of two First Union National Bank branches and $936 in Goodwill resulting from the merger with Southwest Virginia Savings Bank FSB.

Total deposits at September 30, 2001, were $613,796, an increase of $182,137 From December 31, 2000. All deposit categories reflected increases with time deposits experiencing the largest amount of increase. Approximately $75,856 of the increase can be attributed to the deposits acquired from the purchase of two First Union National Bank branches, and approximately $76,495 of the increase can be attributed to the deposits acquired from the merger with Southwest Virginia Savings Bank FSB.

Borrowed funds at September 30, 2001 were $15,604, a decrease of $36,130 from December 31, 2000. These borrowings consist of advances from the Federal Home Loan Bank of Atlanta and securities sold under agreements to repurchase. The decrease in purchased funds resulted primarily from an increase in deposits. Such borrowings were used to provide partial funding for earning asset growth.

Stockholders' Equity

Stockholders' equity was $61,157 at September 30, 2001, compared to $51,942 at December 31, 2000. This increase of $9,215 was principally the result of earnings net of dividends to stockholders and stock issued in acquisition of Southwest Virginia Savings Bank FSB.

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

At September 30, 2001, the Bank's Tier 1 ratio, total capital ratio, and Leverage ratio, exceeded the minimum ratios required by the regulations.


Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at September 30, 2001, totaled $264 compared To $410 at December 31, 2000. In addition, nonaccrual loans and other real estate owned totaled $1,756 at September 30, 2001, compared to $2,672 at December 31, 2000. The decrease in nonaccrual loans can be largely attributed to the resolution of one commercial customer.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity remains sufficient, as assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. Funding sources primarily include customer-based core deposits and cash generated by operations. Another source of liquidity is additional borrowings from the Federal Home Loan Bank of Atlanta; approximately $86,128 of the Corporation's borrowing capacity under existing agreements with the FHLB remains unused as of September 30, 2001, based on the level of qualifying portfolio mortgage loans available for securitization. Secondary sources of liquidity are available should the need arise, including approximately $22,500 in unused Federal Funds lines of credit and the ability to liquidate assets held for sale, especially investment securities.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                 - 1.21%
           + 2.00                                  - 0.88
           + 1.00                                  - 0.68
           - 1.00                                  - 0.01
           - 2.00                                    0.40
           - 3.00                                    0.56


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months from the most likely interest rate scenario, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At September 30, 2001 the FNB's sensitivity to changes in interest rates was within management's targets.

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

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


                              FNB Corporation


Date  November 13, 2001       by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date  November 13, 2001       by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(2)D Merger agreement dated July 31, 2001 between FNB Corporation and Salem Community Bankshares, Inc. filed with the Commission as Exhibit (2)D on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(2)E Amendment to merger agreement dated August 7, 2001 between FNB Corporation and Salem Community Bankshares, Inc. filed with the Commission as exhibit (2)E on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

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

(3)(iii)    Registrant's Amended Bylaws, filed with the Commission as exhibit
            (3)(iii) on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(10)        Material Contracts

(10)A First Amendment to Consulting and Noncompetition Agreement dated December 23, 1999, between Samuel H. Tollison and Registrant, filed with the Commission as Exhibit (10)B on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

(10)B Change in control agreement dated March 15, 2000 between Joseph W. Beury and First National Bank. The agreement was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.