Form 10-K
period 2001-12-31
FNB CORP \VA\
filed 2002-03-27
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 2001
                                     or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 2002, was $106,977,907.

        There were 5,888,706 shares outstanding as of March 8, 2002.


                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 2001, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 14, 2002, are incorporated into Part III hereof.


                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General development of business                       4
               Description of business                               4
               Supervision and Regulation                            4
               Competition                                           4
               Governmental Monetary Policies                        5
               Employees                                             5
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies               6
Item 2.   Properties                                                20
Item 3.   Legal Proceedings                                         21
Item 4.   Submission of Matters to a Vote of
          Security Holders                                          21

PART II

Item 5.   Market for the Bank's Common Stock and
          Related Security Holder Matters                           22
Item 6.   Selected Financial Data                                   22
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             22
Item 7(A) Quantitative and Qualitative Disclosures About
          Market Risks                                              22
Item 8.   Financial Statements and Supplementary Data               23
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    23

PART III

Item 10.  Directors and Executive Officers of the Bank              24
Item 11.  Executive Compensation                                    24
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                            25
Item 13.  Certain Relationships and Related Transactions            25

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                   27
          Signatures                                                28
          Index to Consolidated Financial Statements                30
          Index to Exhibits                                         31

                                    PART I

Item 1. Business

General development of business. FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. In 2001 FNB acquired FNB Southwest (formerly Southwest Virginia Savings Bank, F.S.B.) which was formed in 1927 and two banking branches from First Union National Bank. Also on December 31, 2001, FNB acquired Salem Bank and Trust, National Association, which was incorporated in 1976. In 1992, FNB formed FNB Financial Services, Inc., a wholly-owned subsidiary, to allow the company to participate as an agent in the real estate title insurance business. Additionally, this subsidiary has been licensed by the Commonwealth of Virginia to offer annuity products through First National's Trust Division. For more information regarding merger and acquisition activity of the Company in 2001, please read
Note 21 of the notes to consolidate financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2001 incorporated as Exhibit 13.

Description of business. FNB through its three banking subsidiaries (bank or banks) provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery Country, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, the Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, credit card and consumer installment loans, agricultural loans, investment loans, small business, agricultural, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services. In addition to its twenty-four full service banking facilities, the Company has thirty-four ATMs located both on premises and in other strategic positions within its primary market areas.

Supervision and Regulation. FNB Corporation is a bank holding company within the definition of the Bank Holding Company Act of 1956, as amended, and is supervised and examined by the Federal Reserve Bank. As national associations, the primary supervisory authority over the banks is the Office of the Comptroller of the Currency which regularly examines such areas as loans and reserves, investments, management practices and other aspects of the bank's operations. These examinations are focused primarily on the protection of the depositors of the bank. In addition, the banks are members of the Federal Deposit Insurance Corporation ("FDIC") which insures the deposits of customers of the bank.

Competition. The bank not only competes with local, regional and local offices of multi-state bank holding companies for both deposits and loans but also with diversified providers of financial services such as brokers and mutual funds and mortgage and finance companies. Deposits are acquired from a highly diversified customer base that includes individuals, small and larger businesses and municipal and other governmental entities, none of which represent a material concentration of the bank's core deposits. The bank's loan portfolio is not concentrated in any single industry or group of related industries, nor is there any material risk other than that which is expected in the normal course of business of a bank in this location. The bank does not experience a material seasonal fluctuation in its business.

Governmental Monetary Policies. The policies of the Federal Reserve Board have a direct effect on the amount of the banks loans and deposits and the interest rates charged and paid thereon. While future economic conditions and the policies of the Federal Reserve Board designed to deal with those conditions cannot accurately be predicted, they can materially affect the revenue and income of commercial banks.

Employees. The Corporation had 391 full-time equivalent employees as of December 31, 2001.


Securities Act Guide 3. Statistical Disclosure by Bank Holding Companies. The following schedules are included:

      Average Balance Sheet and Analysis of Net Interest Earnings
      Rate/Volume Variance
      Securities Available-For-Sale at Fair Value
      Securities Held-To-Maturity at Amortized Cost
      Securities--Maturity/Yield Schedule
      Types of Loans
      Loan Maturities and Interest Sensitivity
      Nonperforming Assets and Past Due Loans
      Pro forma/Recorded Interest on Nonaccrual Loans
      Analysis of the Allowance for Loan Losses
      Allocation of Allowance for Loan Losses
      Deposit Maturities
      Return on Equity and Assets
      Interest Sensitivity Analysis


GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

  A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS.

                                                        2001
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $458,756      39,603      8.63%
Securities:
   Taxable                                 92,921       5,829      6.27
   Nontaxable (2)                          38,382       2,803      7.30
     Total securities                     131,303       8,632      6.57
Federal funds sold                         20,224         730      3.61
     Total interest-earning assets        610,283      48,965      8.02
Allowance for loan losses                  (6,399)
Cash and due from banks, noninterest-
   bearing                                 15,341
Bank premises and equipment, net           18,266
Other real estate owned                       303
Other assets                               11,817
     Total assets                        $649,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $166,065       3,683      2.22%
   Time                                   257,988      13,601      5.27
   Certificates of deposit of
     $100,000 and over                     71,165       4,195      5.89
     Total interest-bearing deposits      495,218      21,479      4.34
Federal funds purchased and securities
   sold under agreements to repurchase      8,325         271      3.26
Other borrowed funds                       19,249       1,077      5.60
     Total interest-bearing liabilities   522,792      22,827      4.37
Demand deposits, noninterest-bearing       62,719
Other liabilities                           6,363
Stockholders' equity                       57,737
     Total liabilities and stockholders'
       equity                            $649,611

Interest income and rate earned                      $ 48,965      8.02%
Interest expense and rate paid                         22,827      4.37
Interest rate spread                                               3.66
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 26,138      4.28%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

  A and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS.

                                                        2000
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (net of unearned income)(1)(2)     $397,154      36,769      9.26%
Securities:
   Taxable                                 50,307       3,186      6.33
   Nontaxable(2)                           43,119       3,182      7.38
     Total securities                      93,426       6,368      6.82
Federal funds sold                          1,686          99      5.87
     Total interest-earning assets        492,266      43,236      8.78
Allowance for loan losses                  (5,588)
Cash and due from banks, noninterest-
   bearing                                 11,465
Bank premises and equipment, net           13,546
Other real estate owned                       253
Other assets                                6,159
     Total assets                        $518,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $134,661       3,966      2.95%
   Time                                   174,097       9,915      5.70
   Certificates of deposit of $100,000
     and over                              55,793       3,348      6.00
     Total interest-bearing deposits      364,551      17,229      4.73
Federal funds purchased and securities
  sold under agreements to repurchase       9,274         437      4.71
Other borrowed funds                       41,735       2,436      5.84
    Total interest-bearing liabilities    415,560      20,102      4.84
Demand deposits, noninterest-bearing       48,333
Other liabilities                           4,573
Stockholders' equity                       49,635
     Total liabilities and stockholders'
                   equity                $518,101

Interest income and rate earned                      $ 43,236      8.78%
Interest expense and rate paid                         20,102      4.84
Interest rate spread                                               3.95
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 23,134      4.70%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

  A. and  B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS.

                                                        1999
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $359,268      32,219      8.97%
Securities:
   Taxable                                 51,576       3,157      6.12
   Nontaxable (2)                          47,414       3,414      7.20
     Total securities                      98,990       6,571      6.64
Federal funds sold                          3,632         183      5.04
     Total interest-earning assets        461,890      38,973      8.44
Allowance for loan losses                  (4,961)
Cash and due from banks, noninterest-
   bearing                                 11,652
Bank premises and equipment, net           13,360
Other real estate owned                        43
Other assets                                5,535
     Total assets                        $487,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $126,671       3,400      2.68%
   Time                                   167,143       8,905      5.33
   Certificates of deposit of
      $100,000 and over                    55,093       2,931      5.32
     Total interest-bearing deposits      348,907      15,236      4.37
Federal funds purchased and securities
   sold under agreements to repurchase      9,231         380      4.12
Other borrowed funds                       37,207       1,994      5.36
     Total interest-bearing liabilities   395,345      17,610      4.45
Demand deposits, noninterest-bearing       42,733
Other liabilities                           3,422
Stockholders' equity                       46,019
     Total liabilities and stockholders'
     equity                              $487,519

Interest income and rate earned                      $ 38,973      8.44%
Interest expense and rate paid                         17,610      4.45
Interest rate spread                                               3.99
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 21,363      4.63%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.


  B.  RATE/VOLUME VARIANCE

                        2001 Compared to 2000     2000 Compared to 1999
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans                $  2,834   5,511  (2,677)    4,550   3,453   1,097
Securities:
  Taxable               2,643   2,686     (43)       29     (79)    108
  Nontaxable             (379)   (348)    (31)     (232)   (313)     81
Federal funds sold        631     879    (248)      (84)   (106)     22
      Total             5,729   8,728  (2,999)    4,263   2,955   1,308

INTEREST EXPENSE
Demand and savings       (283)    811  (1,094)      566     225     341
Time                    3,686   4,600    (914)    1,010     383     627
Certificates of deposit
   of $100,0000 and over  847     914     (67)      417      40     377
Federal funds purchased
   and securities sold
   under agreements to
   repurchase            (166)    (38)   (128)       57       2      55
Other borrowed funds   (1 359) (1,285)    (74)      442     253     189
      Total             2,725   5,002  (2,277)    2,492     903   1,589

Net interest income  $  3,004   3,726    (722)    1,771   2,052    (281)

Variances caused by changes in rate times the changes in volume are allocated equally.


GUIDE 3.  II. INVESTMENT PORTFOLIO

  A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                December 31,
(thousands)                             2001        2000         1999
U.S. Treasury                      $     503         503        4,026
U.S. Government agencies and
corporations                          89,640      16,152       14,824
States and political subdivisions     23,302      17,092       14,753
Corporate                             32,892      31,643       31,535
Total AFS debt securities            146,337      65,390       65,138
Equity securities                      5,015       3,584        3,016

   Totals                          $ 151,352      68,974       68,154

A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             2001        2000         1999
U.S. Treasury                      $       -           -            -
U.S. Government agencies and
corporations                           6,707           -            -
States and political subdivisions     24,105      28,193       33,221

   Totals                          $  30,812      28,193       33,221



  B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2001
                                       Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   Within 1 year                 $      500          503        6.01
     Total                              500          503        6.01
U.S. Government agencies and
  corporations:
   Within 1 year                      1,479        1,519        6.26
   1 through 5 years                 13,381       12,781        4.25
   6 through 10 years                17,954       18,046        5.84
   Over 10 years                     57,071       57,294        6.33
     Total                           89,885       89,640        5.93
States and political
  subdivisions:
   Within 1 year                      1,100        1,120        7.03
   1 through 5 years                  9,280        9,453        6.11
   6 through 10 years                 7,688        7,675        6.17
   Over 10 years                      5,134        5,054        6.92
     Total                           23,202       23,302        6.35
Other securities:
   Within 1 year                      1,516        1,535        6.25
   1 through 5 years                 29,906       31,357        6.48
     Total                           31,422       32,892        6.47

                                 $  145,009      146,337        6.11

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.



  B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2001
                                       Securities Held-To-Maturity
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Treasury:
   1 through 5 years             $        -            -           -
     Total                                -            -           -
U.S. Government agencies and
  corporations:
   Within 1 year                        240          246        7.88
   1 through 5 years                      -            -           -
   6 through 10 years                   181          191        8.00
   Over 10 years                      6,193        6,227        6.84
     Total                            6,614        6,664        6.91
States and political
  subdivisions:
   Within 1 year                      6,346        6,429        7.09
   1 through 5 years                 15,835       16,359        7.14
   6 through 10 years                 2,017        2,074       10.58
   Over 10 years                          -            -           -
     Total                           24,198       24,862        7.41
Other securities:
   Within 1 year                          -            -           -
   1 through 5 years                      -            -           -
   6 through 10 years                     -            -           -
   Over 10 years                          -            -           -
      Total                               -            -           -

                                 $   30,812       31,526        7.30

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.


GUIDE 3.  III LOANS

  A.  TYPES OF LOANS
                                                December 31,
                                 2001              2000               1999
                                     % of              % of              % of
(thousands)                  Amount  Total     Amount  Total     Amount  Total
Commercial                 $ 75,705   11.7     76,023   18.6     76,796   20.1
Consumer                    130,072   20.1     77,395   18.9     69,278   18.1
Real estate - commercial    193,575   29.9    108,338   26.4    104,608   27.4
Real estate - construction   42,404    6.5     20,326    5.0     19,449    5.1
Real estate - mortgage      206,507   31.8    127,504   31.1    112,141   29.3
                           $648,263  100.0    409,586  100.0    382,272  100.0

TYPES OF LOANS
                                        December 31,
                                  1998               1997
                                      % of               % of
(thousands)                  Amount   Total     Amount   Total
Commercial                 $ 85,536   26.0      64,247   22.0
Consumer                     66,526   20.3      66,059   22.7
Real estate - commercial     65,165   19.8      56,404   19.4
Real estate - construction   16,686    5.1       8,657    3.0
Real estate - mortgage       94,686   28.8      95,703   32.9
                           $328,599  100.0     291,070  100.0



  B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2001
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $   7,423      24,456        6,019     37,898
   Floating interest rates       11,977       9,924       15,906     37,807
     Total                       19,400      34,380       21,925     75,705
Real estate-commercial:
   Fixed interest rates           8,003      44,953       29,047     82,003
   Floating interest rates       36,095      64,011       11,466    111,572
     Total                       44,098     108,964       40,513    193,575
Real estate-construction:
   Fixed interest rates           7,593       1,539       10,370     19,502
   Floating interest rates       14,905       5,977        2,020     22,902
     Total                       22,498       7,516       12,390     42,404

                              $  85,996     150,860       74,828    311,684



  C. NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 December 31,
(thousands)                        2001     2000     1999     1998     1997
Nonaccrual loans                $ 2,815    2,391    4,517    1,109      893
Restructured loans                    -        -        -        -        -
Other real estate owned           1,420      281      129       30       98
 Total nonperforming assets       4,235    2,672    4,646    1,139      991

Accruing loans past due
   90 days                      $ 1,030      410       25      161      196

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2001     2000     1999     1998     1997
Pro forma interest-nonaccrual
 loans                          $   248      239      406      105       92

Recorded interest-nonaccrual
 loans                          $    64        -        1        1        3


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


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

  A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(thousands)

                                      2001     2000     1999     1998     1997
AVERAGE LOANS OUTSTANDING        $ 458,756  397,154  359,268  312,369  278,824

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period     $   5,670    5,173    4,640    4,291    4,179
Provision for loan losses            1,637    1,082    1,445    1,135      550
Reserve acquired through merger      2,956        -        -        -        -
Additional reserve for branch
  loans purchased                      188        -        -        -        -
                                    10,451    6,255    6,085    5,426    4,729
Loans charged off:
   Commercial                          980      377      713      507       42
   Consumer                            950      494      355      441      402
   Real estate - commercial              -        -       50        -       25
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage               59        -       15       22      159
        Total loans charged off      1,989      871    1,133      970      628
Recovery of loans previously
  charged off:
   Commercial                          111       22        9       54       17
   Consumer                            249      249      178      130      134
   Real estate - commercial              -        -        -        -       37
   Real estate - construction            -        -        -        -        2
   Real estate - mortgage                5       15       34        -        -
        Total recoveries               365      286      221      184      190

Net loans charged off                1,624      585      912      786      438
Balance, end of period           $   8,827    5,670    5,173    4,640    4,291

Net charge-offs to average
  loans outstanding                   0.35%    0.15    0.25     0.25     0.16



  B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(thousands)
                                                     December 31,
                                      2001     2000     1999     1998     1997
Commercial                       $   2,794    3,140    2,555    2,388    1,218
Consumer                             1,894      837      839      841      792
Real estate - commercial             2,178      867      612      418      649
Real estate - construction             534      164       66       58      161
Real estate - mortgage               1,016      576      538      621      688
Unassigned portion of allowance        411       86      563      314      783
                                 $   8,827    5,670    5,173    4,640    4,291

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2001 is adequate to cover potential loan losses inherent in the loan portfolio.

  D.  DEPOSIT MATURITIES
                                   As of December 31, 2001
                                        Mature Within
                                              Over Six
                      Three     Over Three    Months
                      Months    Months        Through     Over
                      or        Through       Twelve      Twelve
(thousands)           Less      Six Months    Months      Months     Total
Certificates of
 deposit and other
 time deposits of
 $100M and over    $  25,020     11,177      21,801      36,937     94,935
All other deposits   237,519     59,442     110,171     304,720    711,852
   Total deposits  $ 262,539     70,619     131,972     341,657    806,787

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to the Bank's 2001 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.



INTEREST SENSITIVITY ANALYSIS
                                           As of December 31, 2001
                                          Mature or Reprice Within
                                         Over Three
                               Three     Months     Over One
                               Months    Through    Year To    Over
                               or        Twelve     Five       Five
(thousands)                    Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans                        $ 229,733  156,195   245,806     27,640   659,374
Securities:
 Available-for-sale,
   at fair value                 4,576    6,381    51,584     83,796   146,337
 Held-to-maturity,
   at amortized cost             1,189    6,178    15,834      7,611    30,812
Other interest-earning
   assets                       30,304        -         -          -    30,304
     Total interest-
     earning assets          $ 265,802  168,754   313,224    119,047   866,827

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over         $  25,020   32,978    36,737        200    94,935
Time                            95,474  133,682   139,311        816   369,283
All other deposits             142,045   35,931   164,213        380   342,569
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                    8,463        -         -          -     8,463
Other borrowed funds                 -   14,549       356     17,913    32,818
     Total interest-
     bearing
     liabilities             $ 271,002  217,140   340,617     19,309   848,068
Interest sensitivity
   gap per period            $  (5,200) (48,386)  (27,393)    99,738    18,759
Cumulative interest
   sensitivity gap              (5,200) (53,586)  (80,979)    18,759         -


Item 2.  Properties

FNB Corporation owns sixteen branches and one other location for its Salem operations center, and leases eight branches and one other location for a loan production office.

All of the Corporation's properties are listed below.

                                                            Square
Properties Owned:            Location                       Footage

Christiansburg Office        50 North Franklin Street         9,000
                             Christiansburg, VA
Blacksburg Office            601 North Main Street            8,750
                             Blacksburg, VA
Riner Office                 Route 8                          1,600
                             Riner, VA
Radford Office               50 First Street                  8,000
                             Radford, VA
Shawsville Office            250 Alleghany Spring Road        2,712
                             Shawsville, VA
Dublin Office                2 Town Center Drive              2,640
                             Dublin, VA
FNB Center                   105 Arbor Drive                 72,816
                             Christiansburg, VA
Wytheville Office            320 West Main Street            16,932
                             Wytheville, VA
Wytheville Office            900 North 4th Street              3,000
                             Wytheville, VA
Pearisburg Office            605 Wenonah Avenue               7,350
                             Pearisburg, VA
Salem Operations Center      110 East Main Street            31,000
                             Salem, VA
Salem West Main Office       1251 West Main Street            1,350
                             Salem, VA
FNB Southwest Main Office    302 Second Street               28,639
                             Roanoke, VA
Vinton Office                1006 Hardy Road                  2,328
                             Vinton, VA
Roanoke Office               2133 Electric Road               1,550
                             Roanoke, VA
Roanoke Office               1611 Hershberger Road            1,974
                             Roanoke, VA
Salem Office                 40 West Main Street              1,974
                             Salem, VA

                                                            Square
Properties Leased:           Location                       Footage

Roanoke Street Office        1340 Roanoke Street              1,200
                             Christiansburg, VA
Corporate Research Center    1872 Pratt Drive, Suite 1125       360
  Office                     Blacksburg, VA

South Main Blacksburg        1206 South Main Street           1,100
  Office                     Blacksburg, VA
Salem Main Office            220 East Main Street             5,740
                             Salem, VA
South Salem Office           1406 Colorado Street               940
                             Salem, VA
Oak Grove Office             2103 Electric Road               1,862
                             Roanoke, VA
Hollins Office               7337 Williamson Road             1,400
                             Roanoke, VA
Brandon Oaks Office          3804 Brandon Avenue              1,867
                             Roanoke, VA
FNB Southwest Loan           Building D, Suite 101
  Production Office          2847 Penn Forest Blvd.           1,715
                             Roanoke, VA


The majority of such space is used by the Corporation in its operations. The leased properties are from independent parties on terms which management believes are reasonable in relationship to other available properties in similar markets.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On November 20, 2001, a special meeting of the stockholders of FNB Corporation was held. At the special meeting, stockholders of FNB Corporation voted upon the approval and adoption of the Agreement and Plan of Merger dated August 7, 2001 as amended, between Salem Community Bankshares, Inc. and FNB Corporation. A total of 3,256,169 shares of a possible 4,294,261 shares or 75.8 percent of eligible shares were voted. Of the shares voted, 3,187,230 or 74.2 percent voted for the approval and adoption of the Agreement and Plan of Merger with 48,949 shares voting against the proposal, and 19,990 shares abstaining.


                                   PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has one class of Common Stock with a Par Value of $5 per share. There were approximately 1,545 stockholders of record as of December 31, 2001, after giving consideration to the 375 added as a result with Salem Bank & Trust Company acquisition, holding 5,543,117 shares of the authorized 10,000,000 shares of common stock. The Corporation's stock began appearing on the Nasdaq Stock Market? under the symbol FNBP on July 7, 1998.

The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 2001 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K.

Beginning in the second quarter of 1997, the Corporation changed its policy and began paying dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See
Note 12 of the notes to consolidated financial statements in the Corporation's 2001 Annual Report to Stockholders under the caption Dividend Restrictions and Capital Requirements, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in the Corporation's 2001 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section of the Corporation's 2001 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2001 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 2001 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

     Independent Auditor's Report
     Consolidated Balance Sheets - December 31, 2001 and 2000
     Consolidated Statements of Income and Comprehensive Income - Years
            ended December 31, 2001, 2000,and 1999
     Consolidated Statements of Cash Flows - Years ended December 31,
            2001, 2000, and 1999
     Consolidated Statements of Changes in Stockholders' Equity - Years
            ended December 31, 2001, 2000, and 1999
     Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                  PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference from the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Election of Directors."

Information on executive officers is incorporated by reference from the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Executive Officers of the Corporation."

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference to the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Executive Compensation."

Information on compensation of directors, the directors compensation committee and the report on executive compensation is incorporated by reference to the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference to the Corporation's Proxy Statement under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 6, 2002.

Executive Officers. The persons currently serving as executive officers of the Corporation and their security ownership, are as follows:

                                                             Percent of
                                      Number Shares Owned    Outstanding
Name (Age)          Title             as of 3/8/02(A)(B)     Shares

J. Daniel         President & Chief             64,600           1.1
Hardy, Jr. (52)   Executive Officer

Litz H. Van      Executive Vice President        8,612           *
Dyke (38)

Peter A. Seitz   Executive Vice President/
(39)             General Counsel                 5,114           *

Daniel A.        Senior Vice President &
Becker (59)      Chief Financial Officer         2,085           *

* Less than one percent.

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)  Includes estimated 2001 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference to the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Election of Directors."


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

Information on transactions with management is incorporated herein by reference from the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Transactions with Management."


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       a(1). Consolidated Financial Statements. The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 2001 Annual Report to Stockholders included within this document as an Exhibit:

      Independent Auditor's Report
      Consolidated Balance Sheets --
            December 31, 2001 and 2000
      Consolidated Statements of Income and Comprehensive Income --
            Years Ended December 31, 2001, 2000, and 1999
      Consolidated Statements of Cash Flows --
            Years Ended December 31, 2001, 2000, and 1999
      Consolidated Statements of Changes in Stockholders' Equity --
            Years Ended December 31, 2001, 2000, and 1999
      Notes to Consolidated Financial Statements

       a(2). Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       a(3). Exhibits.
             See Index to Exhibits

       b.    Reports on Form 8-K.
             The Corporation did not file any reports on Form 8-K during the fourth quarter of 2001.

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

                              Date: March 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      Signature                                       Date

    s/Kendall O. Clay                           March 28, 2002
      Kendall O. Clay

    s/Douglas Covington                         March 28, 2002
      Douglas Covington

    s/Daniel D. Hamrick                         March 28, 2002
      Daniel D. Hamrick

    s/J. Daniel Hardy, Jr.                      March 28, 2002
      J. Daniel Hardy, Jr.

____s/F. Courtney Hoge___________               March 28, 2002
      F. Courtney Hoge

____s/Walter A. Hunt ____________               March 28, 2002
      Walter A. Hunt

    s/James L. Hutton                           March 28, 2002
      James L. Hutton

____s/Steven D. Irvin  __________               March 28, 2002
      Steven D. Irvin

____s/Clark Owen, Jr.____________               March 28, 2002
      Clark Owen, Jr.

____s/B.L. Rakes     ____________               March 28, 2002
      B.L. Rakes

    s/Charles W. Steger                         March 28, 2002
      Charles W. Steger

____s/Carl E. Tarpley, Jr._______               March 28, 2002
      Carl E. Tarpley, Jr.

____s/Jon T. Wyatt   ____________               March 28, 2002
      Jon T. Wyatt


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

(13)        2001 Annual Report to Stockholders

(21)        Subsidiaries of the Registrant

      Name of Subsidiary                    Incorporation

      First National Bank                      United States
      FNB Financial Services, Inc.             Virginia
      FNBO Co., Inc.                           Virginia
      FNB Southwest, N.A.                      United States
      Salem Bank and Trust, N.A.               United States

(23)        Consent of Independent Accountants