Form 10-Q
period 2002-03-31
FNB CORP \VA\
filed 2002-05-13
CIK 1010961

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2002
                                      or

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


            5,825,546 shares outstanding as of April 25, 2002

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.    FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Unaudited Consolidated Balance Sheet as of
                March 31, 2002                                           3

                Consolidated Balance Sheet as of December 31, 2001       4

                Unaudited Consolidated Statements of Income and
                Comprehensive Income for the three-month periods
                ended March 31, 2002 and 2001                            5-6

                Unaudited Consolidated Statements of Cash Flows for
                the three-month periods ended March 31, 2002
                and 2001                                                 7-8

                Unaudited Consolidated Statement of Changes in
                Stockholders' Equity for the three-month period ended
                March 31, 2001                                           9

                Unaudited Consolidated Statement of Changes in
                Stockholders' Equity for the three-month period ended
                March 31, 2002                                           10

                Notes to Consolidated Financial Statements               11-13

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      14-17

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                              18-19

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                        20

     Item 2.    Changes in Securities and Use of Proceeds                20

     Item 3.    Defaults Upon Senior Securities                          20

     Item 4.    Submission of Matters to a Vote of Security Holders      20

     Item 5.    Other Information                                        20

     Item 6.    Exhibits and Reports on Form 8-K                         20

                Signatures                                               21

                Index to Exhibits                                        22


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   26,994
Federal funds sold                                                 20,400
Securities available-for-sale, at fair value                      142,992
Securities held-to-maturity, at amortized cost (fair
  value approximated $28,334)                                      27,853
Mortgage loans held for sale                                        7,587
Loans:
      Commercial                                                   72,978
      Consumer                                                    136,532
      Real estate - commercial                                    201,950
      Real estate - construction                                   44,921
      Real estate - mortgage                                      196,786
            Total loans                                           653,167
            Loans, net of unearned income                         653,167
      Less allowance for loan losses                                9,030
            Loans, net                                            644,137
Bank premises and equipment, net                                   22,638
Other real estate owned                                             1,132
Goodwill                                                           21,533
Core deposit intangibles                                            5,605
Other assets                                                       17,566
            Total assets                                       $  938,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          97,884
      Interest-bearing demand and savings deposits                262,718
      Time deposits                                               353,426
      Certificates of deposit of $100,000 and over                 90,172
            Total deposits                                        804,200
Short term borrowings                                               7,991
Long term debt                                                     34,203
Other liabilities                                                   5,832
            Total liabilities                                     852,226
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 10,000,000
      shares; issued and outstanding 5,820,730 shares              29,104
      Surplus                                                      51,364
      Unearned ESOP shares (64,790 shares)                           (930)
      Retained earnings                                             7,016
      Accumulated other comprehensive income (loss)                  (343)
            Total stockholders' equity                             86,211
            Total liabilities and stockholders' equity         $  938,437

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2001
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                        $   28,817
Federal funds sold                                                  9,010
Short term investments                                             16,549
Securities available-for-sale, at fair value                      151,352
Securities held-to-maturity, at amortized cost (fair
  value approximated $31,526)                                      30,812
Mortgage loans held for sale                                       13,926
Loans:
      Commercial                                                   75,705
      Consumer                                                    130,072
      Real estate - commercial                                    193,575
      Real estate - construction                                   42,404
      Real estate - mortgage                                      206,507
            Total loans                                           648,263
            Loans, net of unearned income                         648,263
      Less allowance for loan losses                                8,827
            Loans, net                                            639,436
Bank premises and equipment, net                                   22,732
Other real estate owned                                             1,420
Goodwill                                                           19,797
Core deposit intangibles                                            7,500
Other assets                                                       13,099
            Total assets                                       $  954,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          96,466
      Interest-bearing demand and savings deposits                246,103
      Time deposits                                               369,283
      Certificates of deposit of $100,000 and over                 94,935
            Total deposits                                        806,787
Short term borrowings                                               8,463
Long term debt                                                     32,818
Other liabilities                                                  19,749
            Total liabilities                                     867,817
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 10,000,000
            shares; issued and outstanding 5,539,117 shares        27,696
      Surplus                                                      47,481
      Unearned ESOP shares (75,556 shares)                         (1,139)
      Retained earnings                                            11,718
      Accumulated other comprehensive income (loss)                   877
            Total stockholders' equity                             86,633
            Total liabilities and stockholders' equity         $  954,450

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Three Months Ended
                                               March 31
                                           2002       2001
Interest income:
  Interest and fees on loans           $ 12,422      9,498
  Interest on securities:
    Taxable                               2,153      1,020
    Nontaxable                              422        487
  Interest on short term investments        227         68
         Total interest income           15,224     11,073
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             844        940
  Interest on time deposits               3,490      2,886
  Interest on certificates of
    deposit of $100,000 and over            962        999
  Interest on short term borrowings          21        132
  Interest on long term debt                486        540
         Total interest expense           5,803      5,497
         Net interest income              9,421      5,576
Provision for loan losses                   466        370
         Net interest income after
           provision for loan losses      8,955      5,206
Noninterest income:
  Service charges on deposit accounts       614        333
  Loan origination fees                     537         85
  Other service charges and fees            619        382
  Other income                              406        149
  Securities gains (losses), net             (3)       165
         Total noninterest income         2,173      1,114


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Three Months Ended
                                               March 31
                                           2002       2001
Noninterest expense:
  Salaries and employee benefits          3,795      2,170
  Occupancy and equipment expense,net     1,194        725
  Cardholder/merchant processing            240        111
  Supplies expense                          189        151
  Other expenses                          1,861        847
         Total noninterest expense        7,279      4,004
Income before income tax expense          3,849      2,316
Income tax expense                        1,265        626
         Net income                    $  2,584      1,690
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities        (549)       811
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                          3       (165)
    Other comprehensive income             (546)       646

          Comprehensive income         $  2,038      2,336

         Basic earnings per share      $   0.45       0.40
         Diluted earnings per share    $   0.44       0.40
         Dividends declared per
           share                       $   0.17       0.17
         Average number basic
           shares outstanding         5,778,257  4,200,235
         Average number diluted
           shares outstanding         5,827,270  4,200,516

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002 and 2001
In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from operating activities:
      Net income                                           $  2,584    1,690
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           466      370
            Depreciation and amortization of bank
                  premises and equipment                        628      381
            Amortization of core deposit intangibles            268        -
            ESOP compensation                                   209      186
            Stock awards compensation                            39       21
            Amortization of premiums and accretion
                  of discounts, net                             122      (25)
            (Gain) loss on sale of securities, net                3     (165)
            Net gain on sale of fixed assets and
                  other real estate                            (129)      (6)
            Net (increase) decrease in mortgage
                  loans held for sale                         6,339   (1,231)
            Increase in other assets                         (3,788)  (4,683)
            Increase (decrease) in other liabilities        (13,579)   1,498
                  Net cash used in operating
                        activities                           (6,838)  (1,964)

Cash flows from investing activities:
      Net increase in federal funds sold                    (11,390) (43,550)
      Net decrease in short term investments                 16,549        -
      Proceeds from sales of securities available-
            for-sale                                          1,343   10,908
      Proceeds from calls and maturities of
            securities available-for-sale                     7,020    7,908
      Proceeds from calls and maturities of
            securities held-to-maturity                       2,974    1,036
      Purchase of securities available-for-sale              (1,991) (24,580)
      Net increase in loans                                  (5,224) (14,964)
      Proceeds from sale of fixed assets and
            other real estate owned                             124        -
      Recoveries on loans previously charged off                 57       48
      Bank premises and equipment expenditures                 (534)  (2,219)
                  Net cash provided by (used in)
                        investing activities                  8,928  (65,413)


CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002 and 2001

In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from financing activities:
      Net increase in demand and savings deposits            18,033   21,807
      Net increase (decrease) in time deposits and
            certificates of deposit                         (20,620)  57,236
      Net decrease in federal funds purchased and
            securities sold under agreements to
            repurchase                                         (472)  (1,810)
      Net increase (decrease) in long term debt               1,385   (5,054)
      Principal payments on ESOP debt                          (209)    (186)
      Dividends paid                                           (995)    (717)
      Repurchase FNB Corporation stock                       (1,026)    (446)
      Dividends on unallocated ESOP shares                       (9)     (13)
                  Net cash provided by (used in)
                        financing activities                 (3,913)  70,817
Net increase (decrease) in cash and due from banks           (1,823)   3,440
Cash and due from banks at beginning of period               28,817   12,325
Cash and due from banks at end of period                   $ 26,994   15,765

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2001
In thousands, except per share data
(Unaudited)
                                                          Accumu-
                                                          lated
                                                          Other
                                      Unearned            Compre-
                     Common           ESOP      Retained  hensive
                     Stock   Surplus  Shares    Earnings  Income   Total
Balances at
 December 31, 2000  $20,224   25,037   (1,374)     8,004      51   $51,942

Net Income                -        -        -      1,690       -     1,690
Cash dividends,
 $0.17 per share          -        -        -       (717)      -      (717)
ESOP shares
 allocated upon
 loan repayment           -        -      186          -       -       186
Stock awards
 issued                   1        3        -          -       -         4
Repurchase and
 retirement of
 common stock          (135)    (311)       -          -       -      (446)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $333                     -        -        -          -     646       646

Balances at
 March 31, 2001     $20,090   24,729   (1,188)     8,977     697   $53,305

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002
In thousands, except per share data
(Unaudited)
                                                          Accumu-
                                                          lated
                                                          Other
                                      Unearned            Compre-
                     Common           ESOP      Retained  hensive
                     Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2001  $27,696   47,481   (1,139)    11,718     877   $86,633

Net Income                -        -        -      2,584       -     2,584
Cash dividends,
 $0.17 per share          -        -        -       (988)      -      (988)
6% Stock dividend     1,649    4,633        -     (6,282)      -         -
Cash payment for
 fractional shares
 on 6% stock
 dividend                 -        -        -        (16)      -       (16)
ESOP shares
 allocated upon
 loan repayment           -        -      209          -       -       209
Stock awards
 issued                   6       29        -          -       -        35
Stock options
 exercised                -      (33)       -          -       -       (33)
Repurchase and
 retirement of
 common stock          (257)    (776)       -          -       -    (1,033)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(281)                   -        -        -          -  (1,220)   (1,220)
Adjustment related
 to purchase of
 Salem Community
 Bankshares, Inc.        10       30        -          -       -        40

Balances at
 March 31, 2002     $29,104   51,364     (930)     7,016    (343)   $86,211

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2002 and 2001
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of March 31, 2002; the consolidated statements of income, the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the three-months ended
      March 31, 2002 and 2001.

      The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in the Company's 2001 annual report to stockholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2001 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

      Interim financial performance is not necessarily indicative of performance for the full year.


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


(3)   Changes in Significant Accounting Policies

      Effective January 1st, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards 142, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets in accordance with the new standard.

(4)   Allowance for Loan Losses and Impaired Loans

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                        Three Months Ended
                                            March 31,
                                          2002    2001

      Balance at beginning of period   $ 8,827   5,670
      Provisions for loan losses           466     370
      Additional reserve for branch
          loans purchased                    -     188
      Loan recoveries                       57      48
      Loan charge-offs                    (320)   (448)

      Balance at end of period         $ 9,030   5,828

      Nonperforming assets consist of the following:

                                           March 31   December 31,
                                             2002         2001

      Nonaccrual loans                   $  2,703        2,815
      Other real estate owned               1,132        1,420
        Total nonperforming assets       $  3,835        4,235


      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2002.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2002 and December 31, 2001 were collateralized by investment securities controlled by the Corporation with a book value of $15,063 and $11,620, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $19,190 and $18,269 on March 31, 2002 and December 31, 2001, respectively. The interest rates on the advances as of March 31, 2002 range from 1.9 to 7.3 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

      FNB Corporation participated in a pool of subordinated debt securities issued by FNB Corporation and other financial institutions to a trust in a method generally referred to as trust preferred financing. FNB Corporation borrowed $15,464 that matures on December 18, 2031. Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty.
      Proceeds were principally used to pay cash to Salem Bank & Trust shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation, a bank holding company, and its wholly owned subsidiaries (collectively, the "Corporation") for the three months ended March 31, 2002. This discussion should be read in connection with the consolidated financial statements, statistical disclosures and other financial information presented in the 2001 annual report to shareholders on Form 10-K. All amounts presented are denoted in thousands except per share and percentage data.

Forward Looking Information

This report contains forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (5) costs or difficulties related to the integration of the businesses of the Corporation and its merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Corporation; and (9) adverse changes may occur in the securities markets.

Mergers and Acquisitions

On March 23, 2001, First National Bank, the Corporation's wholly-owned subsidiary acquired two Wachovia Bank branches in southwest Virginia that were merged into First National Bank. In addition, on May 2, 2001, Southwest Virginia Bankshares, Inc. and its subsidiary, Southwest Virginia Savings Bank, F.S.B., Roanoke, Virginia, was acquired. Southwest was renamed FNB-Southwest. Salem Community Bankshares (SCB)and its subsidiary, Salem Bank and Trust, National Association, Salem, Virginia were acquired on December 31, 2001. These two banks will merge on May 6, 2002 into a single charter with the name "FNB Salem Bank and Trust, National Association." The acquisitions were all recorded under the "purchase" method of accounting; therefore, the results of their operations are only included in the accompanying financial statements from the respective dates of acquisition.

The following unaudited proforma financial information shows the effect of FNB Corporation as of March 31, 2002 with the Wachovia Bank branches, Salem Community Bankshares, Inc. and Southwest Virginia Savings Bank FSB acquisitions removed to make it comparable with March 31, 2001.

                                                   March 31,
                      March 31,                    2002 Less    March 31,
                        2002      Acquisitions   Acquisitions     2001
Net interest income  $  9,421        3,438          5,983         5,576
Provision for loan
  losses                  466          130            316           370
Noninterest income      2,173          601          1,572         1,114
Noninterest expense     7,279        2,740          4,539         4,004
Income before taxes     3,849        1,149          2,700         2,316
Taxes                   1,265          476            789           626

Net Income           $  2,884          673          1,911         1,690

Net Income

Net income for the first quarter was $2,584 and basic earnings per share were $.45. This compares to $1,690 and $.40 respectively in the first quarter, 2001. The increase was due primarily to acquisitions and higher noninterest revenues.

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the net amount of interest earned on interest-bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses was $9,421 for the three months ended March 31, 2002, an increase of $3,845 from the same period in 2001. The increase in net interest income was primarily the result of acquisitions. The historic expansion in net interest income due to loan growth did not occur during the first quarter of 2002 due to a slowing economy. Loans excluding acquisitions were down slightly from March 31, 2001. The Corporation's margin declined only 3 basis points in spite of an historic decline in interest rates and the resultant decline in loan yields. This was achieved through aggressive downward re-pricing of deposits.

Provision for Loan Losses

The provision for loan losses was $466 in the first quarter, 2002 compared to $370 in the same quarter last year due to acquisitions. Net charge-offs were $262, down $138 from the $400 incurred in the first quarter of last year.

The allowance for loans losses was $9,030 at March 31, 2002 compared to $5,828 at March 31, 2001 due to the acquisitions. The allowance as a percent of loans was 1.38% at March 31, 2002 compared to 1.37% for the same period last year.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $2,173 compared to $1,114 in the first quarter of last year. Approximately $601 of this increase was due to acquisitions. In addition, there was a significant increase in mortgage loan revenue due to the continued low interest rate environment and resultant high level of refinancing activity. The Corporation also dedicated more resources to this function. The Corporation realized $62 more revenue from trust and investment sales. Securities transactions resulted in gains last year of $165 compared to losses of $3 this year.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, cardholder processing costs, supplies, and other expenses was $7,279 in the first quarter, 2002 compared to $4,004 for the three months ending March 31, 2001. Acquisitions accounted for approximately $2,740 of the $3,275 increase. Salaries and benefits excluding acquisitions were up $343 due to merit increases, expansion of the revenue producing secondary market function and incentives designed to enhance performance. In addition, equipment costs excluding acquisitions are up approximately $169 due primarily to conversion to a new core processing system which enables the Corporation to support a multi-bank environment, provides improved operating efficiencies and additional and more timely information to better serve customers.

Income Taxes

Income tax expense as a percentage of pre-tax income was 32.9% in the first quarter of this year compared to 27.0% for the first quarter last year. This is due to a lower percentage of tax-free investments in the acquired banks and the continued decline of tax-free investments in First National Bank.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific durations. The Corporation has increased its investment in taxable securities because they have provided higher tax-equivalent yields for the desired timeframes than have non-taxable securities.

Balance Sheet

Total assets of the Corporation declined by $16,013, from $954,450 at December 31, 2001 to $938,437 at March 31, 2002 due primarily to the payment in January of the cash portion of the consideration to the stockholders of SCB approximating $13,500. This was recorded as a liability in December.

Total loans grew $4,904 or approximately 1%, from $648,263 at December 31, 2001 to $653,167 at March 31, 2002. This lower growth was due in part to continued slower economic activity and the refinancing of mortgage loans that were held in the portfolio.

The combined total of Federal funds sold, other short-term investments and securities portfolio balances declined by $16,478 due primarily to the payment of the $13,500 cash consideration to SCB shareholders discussed above. Mortgage loans held for sale declined $6,339 in part due to typically lower (seasonal) mortgage activity in the first quarter of the year.

Goodwill increased $1,736 and core deposit intangible balances declined by $1,895. At December 31, 2001, core deposit intangibles were estimated at $7,500 pending a core deposit study. An outside firm specializing in quantifying these intangibles completed this study and the difference of $1,736 was reclassified to goodwill. Core deposit intangibles are being amortized over a 10-year period on an accelerated basis. Other assets increased $4,467 due primarily to the purchase of bank owned life insurance.

Total deposits were $804,200 at March 31, 2002 compared to $806,787 at December 31, 2001. This slight decline was primarily due to large blocks of certificate of deposit money maturing in the first quarter. These decreases were partially offset by an $18,000 increase in demand and other deposit categories.

Other liabilities declined by $13,917 due to the payment of the cash consideration to SCB shareholders, which was recorded as a liability at year-end as explained above.

Stockholders' Equity

Stockholders' equity was $86,211 at March 31, 2001, compared to $86,633 at December 31, 2001. This decrease of $422 was principally the result of stock repurchases of $1,033 and a $1,220 decline in market value of securities available for sale. The reductions were offset in part by earnings net of dividends. A stock dividend of 6% was also recorded in the equity section by increasing common stock and surplus by $6,282 and reducing undivided profits by the same amount.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at March 31, 2002 on which interest was still accruing totaled $266 compared to $1,031 at December 31, 2001. In addition, nonaccrual loans were $2,703 compared to $2,969 at December 31, 2001. Expressed as a percent of total loans, nonaccrual loans declined from .46% to .41%.

Included in nonaccruals is $765 related to a customer in the nursing home and assisted living industry. Total loans extended to this relationship are $2,680. Management has reached agreement with the borrower and his related interests to collateralize the unsecured and undersecured debt with properly margined real estate. Deeds of trust have been executed and recorded and on time payments are being made in accordance with the loan agreement.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The effective management of market risk is essential to achieving the Corporation's strategic financial objectives. As a financial institution, the Corporation's most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of maturity mixes for assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in the Corporation's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Corporation's Risk Management Committee and the Banks' Asset Liability Management Committees monitor loan, investment and liability portfolios to ensure comprehensive management of interest rate risk.

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the above Committees to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The Committees also set policy guidelines and establish long-term strategies with respect to interest rate risk exposure and liquidity. The Committees meet regularly to review interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopt funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

The majority of assets and liabilities of financial institutions are monetary in nature and differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, the Corporation is positioned to respond to changing interest rates and inflationary trends.

Management uses interest sensitivity simulation analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that the Corporation has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions.
Management monitors the Corporations' interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of the Corporation. This method is subject to the accuracy of the assumptions that underlie the process, however, it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. The Corporations' current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

The following table shows the effect that the indicated changes in interest rates would have on net interest income projected for the next twelve months using the interest simulation model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                   2.14%
           + 2.00                                    1.38
           + 1.00                                    0.72
           - 1.00                                  - 0.86
           - 2.00                                  - 1.42
           - 3.00                                  - 1.95


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At March 31, 2002 the Corporations' sensitivity to changes in interest rates were within management's targets.

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


                              FNB Corporation


Date  May 10, 2002            by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date  May 10, 2002            by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                                  INDEX TO EXHIBITS

Exhibit #   Description

(2)         Plan of Merger

(2)A Merger agreement dated July 31, 2001 between FNB Corporation and Salem Community Bankshares, Inc. filed with the Commission as Exhibit (2)D on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(2)B Amendment to merger agreement dated August 7, 2001 between FNB Corporation and Salem Community Bankshares, Inc. filed with the Commission as exhibit (2)E on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(3)(i)(a)   Articles of Incorporation
            Registrant's Articles of Incorporation, filed with the Commission as exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3)(i)(b) Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 of Registrant's
            Registration Statement on Form S-4 dated September 13, 2000.

(3)(ii)     Registrant's Amended Bylaws, filed with the Commission as exhibit
            (3)(iii) on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(10)        Material Contracts

(10)A Change in control agreement dated March 15, 2000 between Joseph W. Beury and First National Bank. The agreement was filed with the Commission as Exhibit (10)C on Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.