Form 10-Q
period 2002-06-30
FNB CORP \VA\
filed 2002-08-09
CIK 1010961

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2002
                                      or

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


            5,808,824 shares outstanding as of July 18, 2002

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.    FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Unaudited Consolidated Balance Sheet as of
                June 30, 2002                                            3

                Consolidated Balance Sheet as of December 31, 2001       4

                Unaudited Consolidated Statements of Income and
                Comprehensive Income for the quarter and six-month
                periods ended June 30, 2002 and 2001                     5-6

                Unaudited Consolidated Statements of Cash Flows for
                the six-month periods ended June 30, 2002 and 2001       7-8

                Unaudited Consolidated Statement of Changes in
                Stockholders' Equity for the six-month period ended
                June 30, 2001                                            9

                Unaudited Consolidated Statement of Changes in
                Stockholders' Equity for the six-month period ended
                June 30, 2002                                            10

                Notes to Consolidated Financial Statements               11-13

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      14-18

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                              19-20

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                        21

     Item 2.    Changes in Securities and Use of Proceeds                21

     Item 3.    Defaults Upon Senior Securities                          21

     Item 4.    Submission of Matters to a Vote of Security Holders      21

     Item 5.    Other Information                                        22

     Item 6.    Exhibits and Reports on Form 8-K                         22

                Signatures                                               23

                Index to Exhibits                                        24

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2002
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   31,711
Federal funds sold                                                 20,550
Securities available-for-sale, at fair value                      154,134
Securities held-to-maturity, at amortized cost (fair
  value approximated $23,169)                                      22,369
Mortgage loans held for sale                                        9,645
Loans:
      Commercial                                                   78,740
      Consumer                                                    131,350
      Real estate - commercial                                    203,182
      Real estate - construction                                   42,747
      Real estate - mortgage                                      201,998
            Total loans, net of unearned income                   658,017
      Less allowance for loan losses                                9,312
            Loans, net                                            648,705
Bank premises and equipment, net                                   22,750
Other real estate owned                                               806
Goodwill                                                           21,360
Core deposit intangibles                                            5,517
Other assets                                                       22,226
            Total assets                                       $  959,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                         101,036
      Interest-bearing demand and savings deposits                281,987
      Time deposits                                               351,586
      Certificates of deposit of $100,000 and over                 88,508
            Total deposits                                        823,117
Short term borrowings                                               7,900
Long term debt                                                     33,632
Other liabilities                                                   4,514
            Total liabilities                                     869,163
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 5,809,204 shares              29,046
      Surplus                                                      51,165
      Unearned ESOP shares (64,790 shares)                           (930)
      Retained earnings                                             9,281
      Accumulated other comprehensive income (loss)                 2,048
            Total stockholders' equity                             90,610
            Total liabilities and stockholders' equity         $  959,773

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2001
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                        $   28,817
Federal funds sold                                                  9,010
Short term investments                                             16,549
Securities available-for-sale, at fair value                      151,352
Securities held-to-maturity, at amortized cost (fair
  value approximated $31,526)                                      30,812
Mortgage loans held for sale                                       13,926
Loans:
      Commercial                                                   75,705
      Consumer                                                    130,072
      Real estate - commercial                                    193,575
      Real estate - construction                                   42,404
      Real estate - mortgage                                      206,507
            Total loans, net of unearned income                   648,263
      Less allowance for loan losses                                8,827
            Loans, net                                            639,436
Bank premises and equipment, net                                   22,732
Other real estate owned                                             1,420
Goodwill                                                           19,797
Core deposit intangibles                                            7,500
Other assets                                                       13,099
            Total assets                                       $  954,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                          96,466
      Interest-bearing demand and savings deposits                246,103
      Time deposits                                               369,283
      Certificates of deposit of $100,000 and over                 94,935
            Total deposits                                        806,787
Short term borrowings                                               8,463
Long term debt                                                     32,818
Other liabilities                                                  19,749
            Total liabilities                                     867,817
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 10,000,000
            shares; issued and outstanding 5,539,117 shares        27,696
      Surplus                                                      47,481
      Unearned ESOP shares (75,556 shares)                         (1,139)
      Retained earnings                                            11,718
      Accumulated other comprehensive income (loss)                   877
            Total stockholders' equity                             86,633
            Total liabilities and stockholders' equity         $  954,450

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Six Months Ended
                                               June 30           June 30
                                           2002       2001    2002       2001
Interest income:
  Interest and fees on loans           $ 12,212     10,059  24,634     19,557

  Interest on securities:
    Taxable                               2,105      1,488   4,258      2,508
    Nontaxable                              404        482     826        969
  Interest on short term investments        123        416     350        484
         Total interest income           14,844     12,445  30,068     23,518
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             823      1,052   1,667      1,992
  Interest on time deposits               3,018      3,576   6,508      6,462
  Interest on certificates of
    deposit of $100,000 and over          1,139      1,075   2,101      2,074
  Interest on short term borrowings          33         69      54        201
  Interest on long term debt                498        276     984        816
         Total interest expense           5,511      6,048  11,314     11,545
         Net interest income              9,333      6,397  18,754     11,973
Provision for loan losses                   316        285     782        655
         Net interest income after
           provision for loan losses      9,017      6,112  17,972     11,318
Noninterest income:
  Service charges on deposit accounts       705        446   1,319        779
  Loan origination fees                     442        213     979        298
  Other service charges and fees            386        411   1,005        793
  Other income                              576        192     982        341
  Gain on sale of bankcards               1,206          -   1,206          -
  Securities gains (losses), net            159         (5)    156        160
         Total noninterest income         3,474      1,257   5,647      2,371

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended     Six Months Ended
                                             June 30            June 30
                                          2002      2001    2002        2001
Noninterest expense:
  Salaries and employee benefits         4,131     2,489     7,926     4,659
  Occupancy and equipment expense,net    1,245       853     2,439     1,578
  Cardholder/merchant processing           161       126       401       237
  Supplies expense                         239       187       428       338
  Goodwill                                   -       143         -       143
  Other expenses                         1,907     1,070     3,768     1,917
         Total noninterest expense       7,683     4,868    14,962     8,872
Income before income tax expense         4,808     2,501     8,657     4,817
Income tax expense                       1,571       670     2,836     1,296
         Net income                   $  3,237     1,831     5,821     3,521
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities      1,876      (101)    1,327       710
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                      (159)        5      (156)     (160)
    Other comprehensive income           1,717       (96)    1,171       550

          Comprehensive income        $  4,954     1,735     6,992     4,071

          Basic earnings per share    $   0.56      0.42      1.01      0.82
          Diluted earnings per share  $   0.55      0.42      1.00      0.82
          Dividends declared per
            share                     $   0.17      0.17      0.34      0.34
          Average number basic
            shares outstanding       5,750,289 4,373,346 5,764,195 4,287,269
          Average number diluted
            shares outstanding       5,833,568 4,389,493 5,831,777 4,295,526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2002 and 2001
In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from operating activities:
      Net income                                           $  5,821    3,521
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           782      655
            Depreciation and amortization of bank
                  premises and equipment                      1,225      868
            Amortization of core deposit intangibles            534        -
            ESOP compensation                                   209      186
            Stock awards compensation                            81       37
            Amortization of premiums and accretion
                  of discounts, net                             365       44
            Gain on sale of securities, net                    (156)    (160)
            Net gain on sale of fixed assets and
                  other real estate                            (129)      (1)
            Gain on sale of bankcard portfolio               (1,206)       -
            Net (increase) decrease in mortgage
                  loans held for sale                         4,281   (9,299)
            (Increase) decrease in other assets              (9,765)  (6,366)
            Increase (decrease) in other liabilities        (14,897)     216
                  Net cash used in operating
                        activities                          (12,855) (10,299)

Cash flows from investing activities:
      Net increase in federal funds sold                    (11,540) (12,850)
      Net decrease in short term investments                 16,549        -
      Proceeds from sales of securities available-
            for-sale                                          1,343   16,816
      Proceeds from calls and maturities of
            securities available-for-sale                    42,377   14,072
      Proceeds from calls and maturities of
            securities held-to-maturity                       8,772    3,066
      Purchase of securities available-for-sale             (44,910) (59,914)
      Purchase of securities held-to-maturity                  (356)       -
      Sale of bankcard portfolio                             10,266        -
      Acquisition of subsidiary                                   -    2,243
      Net increase in loans                                 (19,562)  (8,218)
      Proceeds from sale of fixed assets and
            other real estate owned                             819      244
      Recoveries on loans previously charged off                246      107
      Bank premises and equipment expenditures               (1,243)  (3,388)
                  Net cash provided by (used in)
                        investing activities                  2,761  (47,822)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Six Months Ended June 30, 2002 and 2001
In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from financing activities:
      Net increase in demand and savings deposits            40,454   38,958
      Net increase (decrease) in time deposits and
            certificates of deposit                         (24,124)  73,471
      Net decrease in federal funds purchased and
            securities sold under agreements to
            repurchase                                         (563)  (3,391)
      Net increase (decrease) in other borrowed funds           814  (40,084)
      Principal payments on ESOP debt                          (209)    (186)
      Dividends paid                                         (1,960)  (1,487)
      Repurchase FNB Corporation stock                       (1,408)    (543)
      Dividends on unallocated ESOP shares                      (16)     (26)
                  Net cash provided by
                        financing activities                 12,988   66,712
Net increase in cash and due from banks                       2,894    8,591
Cash and due from banks at beginning of period               28,817   12,325
Cash and due from banks at end of period                   $ 31,711   20,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2001
In thousands, except per share data
(Unaudited)
                                                          Accumu-
                                                          lated
                                                          Other
                                      Unearned            Compre-
                     Common           ESOP      Retained  hensive
                     Stock   Surplus  Shares    Earnings  Income   Total
Balances at
 December 31, 2000  $20,224   25,037   (1,374)     8,004      51   $51,942

Net Income                -        -        -      3,521       -     3,521
Cash dividends,
 $0.34 per share          -        -        -     (1,487)      -    (1,487)
ESOP shares
 allocated upon
 loan repayment           -        -      186          -       -       186
Stock awards
 issued                   2        6        -          -       -         8
Repurchase and
 retirement of
 common stock          (164)    (379)       -          -       -      (543)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $283                     -        -        -          -     550       550
Stock issued
 to purchase
 Southwest
 Virginia
 Savings Bank         1,464    3,496        -          -       -     4,960
Fair value of
 options
 resulting from
 merger                   -      317        -          -       -       317
Unearned shares-
 Southwest
 Virginia
 Savings Bank
 ESOP                     -        -     (183)         -       -      (183)

Balances at
 June 30, 2001      $21,526   28,477   (1,371)    10,038     601   $59,271

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2002
In thousands, except per share data
(Unaudited)
                                                          Accumu-
                                                          lated
                                                          Other
                                      Unearned            Compre-
                     Common           ESOP      Retained  hensive
                     Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2001  $27,696   47,481   (1,139)    11,718     877   $86,633

Net Income                -        -        -      5,821       -     5,821
Cash dividends,
 $0.34 per share          -        -        -     (1,960)      -    (1,960)
6% Stock dividend     1,649    4,633        -     (6,282)      -         -
Cash payment for
 fractional shares
 on 6% stock
 dividend                 -        -        -        (16)      -       (16)
ESOP shares
 allocated upon
 loan repayment           -        -      209          -       -       209
Stock awards
 issued                  31      129        -          -       -       160
Stock options
 exercised                1      (32)       -          -       -       (31)
Repurchase and
 retirement of
 common stock          (344)  (1,085)       -          -       -    (1,429)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $603                     -        -        -          -   1,171     1,171
Adjustment related
 to purchase of
 Salem Community
 Bankshares, Inc.        13       39        -          -       -        52

Balances at
 June 30, 2002      $29,046   51,165     (930)     9,281   2,048   $90,610

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2002 and 2001
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of June 30, 2002; the consolidated statements of income, for the three and six-months ended June 30, 2002 and 2001, and the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the six-months ended
      June 30, 2002 and 2001.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended    Six Months Ended
                                            June 30,          June 30,
                                          2002    2001       2002    2001
      Balance at beginning of period   $ 9,030   5,828      8,827   5,670
      Reserve acquired through merger        -     791          -     791
      Provisions for loan losses           316     285        782     655
      Additional reserve for branch
          loans purchased                    -       -          -     188
      Loan recoveries                      188      59        245     107
      Loan charge-offs                    (222)   (277)      (542)   (725)

      Balance at end of period         $ 9,312   6,686      9,312   6,686

      Nonperforming assets consist of the following:

                                           June 30    December 31,
                                             2002         2001
      Nonaccrual loans                   $  2,757        2,815
      Other real estate owned                 806        1,420
        Total nonperforming assets       $  3,563        4,235

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2002.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2002 and December 31, 2001 were collateralized by investment securities controlled by the Corporation with a book value of $12,971 and $11,620, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $18,168 and $18,269 on June 30, 2002 and December 31, 2001, respectively. The interest rates on the advances as of June 30, 2002 range from 4.7 to 7.3 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation, a bank holding company, and its wholly owned subsidiaries (collectively, the "Corporation"). This discussion should be read in connection with the consolidated financial statements, statistical disclosures and other financial information presented herein. All amounts presented are denoted in thousands except per share and percentage data.

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

Mergers and Acquisitions

On March 23, 2001, First National Bank, the Corporation's wholly-owned subsidiary acquired two Wachovia Bank branches in southwest Virginia that were merged into First National Bank. In addition, on May 2, 2001, SWVA Bankshares, Inc. and its subsidiary, Southwest Virginia Savings Bank, F.S.B., Roanoke, Virginia, was acquired. Southwest was renamed FNB-Southwest. Salem Community Bankshares (SCB)and its subsidiary, Salem Bank and Trust, National Association, Salem, Virginia were acquired on December 31, 2001. These two banks merged on May 6, 2002 into a single charter with the name "FNB Salem Bank and Trust, National Association." The acquisitions were all recorded under the "purchase" method of accounting; therefore, the results of their operations are only included in the accompanying financial statements from the respective dates of acquisition.

Sale of Bankcard Portfolio

In the second quarter, the Corporation sold its bankcard portfolio ($9.1 million in balances) and realized a pre-tax gain of $1,206 and an after-tax gain of $796. The bankcard portfolio was sold because the Corporation did not have enough volume to achieve the desired level of profitability and provide enough options for customers. The Corporation will continue to issue cards under the FNB brand. The card portfolio will be serviced and managed by a high-volume card issuer enabling the Corporation to re-deploy capital while providing a more diverse and competitive credit card product line to its customer base.

Pro Forma Financial Information

The following unaudited proforma financial information shows the effect on FNB Corporation as of June 30, 2002, with the Wachovia Bank branches, Salem Community Bankshares, Inc., Southwest Virginia Savings Bank F.S.B. removed, and excluding the effect of the bankcard sale to make it comparable with June 30, 2001.

                                                    June 30, 2002
                                                        Less
                        June 30,    Acquisitions    Acquisitions     June 30,
                          2002       & Bankcard      & Bankcard        2001
Net interest income   $ 18,754          5,944          12,810        11,973
Provision loan loss        782            226             556           655
Noninterest income       5,647          2,358           3,289         2,371
Noninterest expense     14,962          4,774          10,188         8,872
Income before taxes      8,657          3,302           5,355         4,817
Taxes                    2,836          1,252           1,584         1,296
Net income            $  5,821          2,050           3,771         3,521

Net Income

Net income for the second quarter was $3,237 and basic earnings per share were $.56. Excluding the gain on the bankcard sale, earnings were $2,441 and earnings per share were $.42. This compares to $1,831 and $.42 in the second quarter, 2001. Year-to-date net income was $5,821 and basic earnings per share were $1.01. Excluding the gain on the bankcard sale, earnings were $5,025 and basic earnings per share were $.87. This compares to $3,521 and $.82 last year. The increase in net income in both quarters was primarily due to acquisitions, an improved margin and higher noninterest revenues.

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the amount of interest earned on interest-bearing assets, less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses and net interest margin respectively were $9,333 and 4.46% in the second quarter, 2002 compared to $6,397 and 4.26% in the second quarter, 2001. Net interest income and margin for year-to-date June 30, 2002 were $18,754 and 4.49% respectively compared to $11,973 and 4.39% for the same period last year.

Acquisitions accounted for $2,658 of the $2,936 increase in net interest income in the second quarter and $6,096 of the $6,781 increase in the first six months. The remainder of the increase is due primarily to an improved margin as the cost of deposits dropped more than the yield on loans in the declining rate environment. Growth in net interest income due to volume excluding acquisitions was small as loans grew .4% from June 30, 2001 to June 30, 2002.

Provision for Loan Losses

The provision for loan losses was $316 in the second quarter, 2002 compared to $285 in the same quarter last year, and $782 for the first six months of 2002 compared to $655 for the same period last year. Net charge-offs were $34 in the second quarter compared to $218 last year and $297 for the first six months compared to $618 last year. The allowance for loan losses is $9,312 and 1.42% of loans at June 30, 2002 compared to $6,686 and 1.40% of loans at June 30 of last year. The change of $2,626 is due primarily to acquisitions.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $3,474 in the second quarter, 2002 compared to $1,257 in the second quarter of last year for a difference of $2,216. This is primarily due to the bankcard sale ($1,206), mergers ($609), higher mortgage revenue of $155 due to the low interest rate environment and resultant high level of refinancing activity and higher securities gains ($164). Year-to-date June 30, 2002 noninterest income was $5,647, up $3,276 from the same period prior year for primarily the same reasons: bankcard sale ($1,206), mergers ($1,209) and higher loan origination fees ($428). In addition, the Corporation realized $93 more revenue from trust and investment sales.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy costs, cardholder processing costs, supplies, and other expenses was $7,683 in the second quarter, 2002 compared to $4,868 for the three months ending June 30, 2001. Acquisitions accounted for $2,151 of the $2,815 increase. The remainder was due primarily to expansion of the revenue producing secondary market function, incentives designed to enhance performance, additional expenses related to the new core processing system installed last year, and expense relating to a profit performance study by an outside consultant. Expenses for year-to-date June 30, 2002 are $14,962 compared to $8,872 for the same period last year. Acquisitions accounted for approximately $4,891 of the $6,090 increase. The remaining expenses are up for the same reasons discussed above.

Income Taxes

Income tax expense as a percentage of pre-tax income for year-to-date June 30 was 32.7% this year versus 26.9% last year. This is due to a lower percentage of tax-free investments in the acquired banks and the continued decline of tax-free investments in First National Bank.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific durations. The Corporation has increased its investment in taxable securities because they have provided higher taxable-equivalent yields for the desired timeframes than have non-taxable securities.

Balance Sheet

Total assets of the Corporation increased $5,323, from $954,450 at December 31, 2001 to $959,773 at June 30, 2002 due primarily to loan growth, offset in part by the payment in January of the cash portion of the consideration to the stockholders of SCB approximating $13,500.

Total loans grew $18,814 or 2.9% excluding the $9,060 sale of the bankcard portfolio. The growth occurred in the consumer and commercial real estate categories. Real estate mortgage loans declined by $4,509 due in part to refinancing and sale of mortgage loans that were held in the portfolio.

Federal funds sold are $11,540 over year-end and are unusually high primarily due to the temporary seasonal increase in municipal deposits. Short-term investments are down to zero from year end's $16,549 due primarily to the payment in January of the cash portion to SCB shareholders discussed above. Securities are down $5,661 as some of proceeds from sales were invested in bank owned life insurance (BOLI). Investment in BOLI increased $10,874 and was done to enhance yields. Mortgages held for sale balances dropped $4,281. Secondary mortgage activity is still high, but the mortgage pipeline fluctuates daily.

Goodwill increased $1,563 and core deposit intangible balances declined by $1,983. At December 31, 2001, core deposit intangibles were estimated at $7,500 pending a core deposit study. An outside firm specializing in quantifying these intangibles completed this study and the difference was reclassified to goodwill. Core deposit intangibles are being amortized over a 10-year period on an accelerated basis.

Total deposits were $823,117 at the end of June 30, 2002 compared to $806,787 at December 31, 2001. Core noninterest-bearing and interest-bearing demand and savings deposits increased a strong 11.8%. Time deposits dropped 5.2%.

Other liabilities declined by $15,235 due to the payment of the cash consideration to SCB shareholders, which was recorded as a liability at year-end.

Stockholders' Equity

Stockholders' equity was up $3,977 to $90,610 at June 30, 2002 from $86,633 at December 31, 2001. This was principally the result of earnings of $5,821 and an increase in the market value of securities available for sale of $1,171. These increases were partially offset by cash dividends of $1,960 and stock repurchases of $1,429. A stock dividend of 6% was also recorded in the equity section by increasing common stock and surplus by $6,282 and reducing undivided profits by the same amount.

Past Due Loans and Nonperforming Assets

Loans past due 90 days and over at June 30, 2002 on which interest was still accruing totaled $227 compared to $1,031 at December 31, 2001. Nonaccrual loans and other real estate owned was $3,563 compared to $4,235 at December 31, 2001. Expressed as a percent of total loans, nonaccrual and other real estate declined from .68% to .54%.

Included in nonaccruals is $765 related to a customer in the nursing home and assisted living industry. Total loans extended to this relationship includes $2,680. Management has reached agreement with the borrower and his related interests to collateralize the unsecured and undersecured debt with properly margined real estate. Deeds of trust have been executed and recorded and on time payments are being made in accordance with the loan agreement.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The effective management of market risk is essential to achieving the Corporation's strategic financial objectives. As a financial institution, the Corporation's most significant market risk exposure is interest rate risk.
The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of maturity mixes for assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in the Corporation's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Corporation's Asset Liability Management Committee and boards monitor loan, investment and liability portfolios to ensure comprehensive management of interest rate risk.

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the above Committee to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The Committee also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The Committee meets regularly to review interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                   1.28%
           + 2.00                                    0.94
           + 1.00                                    0.49
           - 1.00                                  - 0.46
           - 2.00                                  - 0.72
           - 3.00                                  - 0.83


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At June 30, 2002 the Corporations' sensitivity to changes in interest rates were within management's targets.

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 14, 2002, at 2:00 p.m., for the following purpose:

            (1) To elect four Class III directors to serve until the 2004 Annual Meeting for Shareholders, two Class I directors to serve until the 2002 Annual Meeting of Shareholders;

            A total of 4,729,739 shares of a possible 5,869,346 shares or 80.6 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:

                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
            Director             Voted For        or Withheld      Abstentions

            Douglas Covington       4,636,394         93,345            --
            F. Courtney Hoge        4,638,398         91,341            --
            Walter A. Hunt          4,638,398         91,341            --
            Clark Owen, Jr.         4,637,665         92,074            --
            B. L. Rakes             4,634,828         94,911            --
            Carl E. Tarpley, Jr.    4,614,735        115,004            --

            (2) To approve an amendment to the Amended Articles of Incorporation to increase the number of authorized shares from 10,000,000 to 25,000,000:

                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
                                 Voted For        or Withheld      Abstentions
                                    4,599,660        113,670         16,409
            (3) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of Brown Edwards & Company, L.L.P., independent certified public accountants, as auditors of the Corporation for 2002:

                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
                                 Voted For        or Withheld      Abstentions
                                    4,709,555         12,564          7,620

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


                              FNB Corporation


Date  August 9, 2002          by: s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date  August 9, 2002          by: s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

(3)(i)(c)   Articles of Amendment to Articles of Incorporation

(3)(ii)     Registrant's Amended Bylaws, filed with the Commission as exhibit
            (3)(iii) on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(10)        Material Contracts

(10)A Employment agreement dated April 1, 2002 between FNB Corporation and Julian D. Hardy, Jr.

(10)B Employment agreement dated April 1, 2002 between FNB Corporation and Peter A. Seitz.

(10)C Employment agreement dated April 1, 2002 between FNB Corporation and Litz H. Van Dyke.