Form 10-Q
period 2002-09-30
FNB CORP \VA\
filed 2002-11-05
CIK 1010961

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2002
                                      or

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


           5,746,066 shares outstanding as of October 10, 2002

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            September 30, 2002                                               3

            Consolidated Balance Sheet as of December 31, 2001               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and nine-month
            periods ended September 30, 2002 and 2001                      5-6

            Unaudited Consolidated Statements of Cash Flows for the nine-
            month periods ended September 30, 2002 and 2001                7-8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2001        9

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2002       10

            Notes to Consolidated Financial Statements                   11-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-18

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  19-20

  Item 4.   Controls and Procedures                                         21

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               22

  Item 2.   Changes in Securities and Use of Proceeds                       22

  Item 3.   Defaults Upon Senior Securities                                 22

  Item 4.   Submission of Matters to a Vote of Security Holders             22

  Item 5.   Other Information                                               22

  Item 6.   Exhibits and Reports on Form 8-K                                22

            Signatures                                                      23

            Certifications                                               24-27

            Index to Exhibits                                               28

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2002
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   33,148
Federal funds sold                                                  7,100
Securities available-for-sale, at fair value                      168,136
Securities held-to-maturity, at amortized cost (fair
  value approximated $18,380)                                      17,690
Mortgage loans held for sale                                       23,203
Loans:
      Commercial                                                   78,545
      Consumer                                                    134,437
      Real estate - commercial                                    218,135
      Real estate - construction                                   42,387
      Real estate - mortgage                                      206,934
            Total loans, net of unearned income                   680,438
      Less allowance for loan losses                                9,575
            Loans, net                                            670,863
Bank premises and equipment, net                                   23,065
Other real estate owned                                             1,007
Goodwill                                                           21,735
Core deposit intangibles                                            5,072
Other assets                                                       21,942
            Total assets                                       $  992,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                         114,675
      Interest-bearing demand and savings deposits                278,714
      Time deposits                                               358,341
      Certificates of deposit of $100,000 and over                 87,718
            Total deposits                                        839,448
Short term borrowings                                              21,225
Long term debt                                                     33,565
Other liabilities                                                   5,603
            Total liabilities                                     899,841
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 5,804,447 shares              29,022
      Surplus                                                      51,038
      Unearned ESOP shares (52,381 shares)                           (721)
      Retained earnings                                            10,977
      Accumulated other comprehensive income (loss)                 2,804
            Total stockholders' equity                             93,120
            Total liabilities and stockholders' equity         $  992,961

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Nine Months Ended
                                             September 30      September 30
                                           2002       2001    2002       2001
Interest income:
  Interest and fees on loans           $ 12,465     10,111  37,099     29,668
  Interest on securities:
    Taxable                               2,104      1,751   6,362      4,259
    Nontaxable                              373        443   1,199      1,412
  Interest on short term investments        225        120     575        604
         Total interest income           15,167     12,425  45,235     35,943
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             856        975   2,523      2,967
  Interest on time deposits               3,145      3,727   9,653     10,189
  Interest on certificates of
    deposit of $100,000 and over            990      1,160   3,091      3,234
  Interest on short term borrowings          30         39      84        240
  Interest on long term debt                529        116   1,513        932
         Total interest expense           5,550      6,017  16,864     17,562
         Net interest income              9,617      6,408  28,371     18,381
Provision for loan losses                   224        285   1,006        940
         Net interest income after
           provision for loan losses      9,393      6,123  27,365     17,441
Noninterest income:
  Service charges on deposit accounts       810        460   2,129      1,239
  Loan origination fees                     736        382   1,715        680
  Other service charges and fees            401        439   1,406      1,232
  Other income                              435        225   1,417        566
  Gain on sale of bankcards                   -          -   1,206          -
  Securities gains (losses), net            135         10     291        170
         Total noninterest income         2,517      1,516   8,164      3,887

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2002 and 2001
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended     Nine Months Ended
                                           September 30       September 30
                                          2002      2001    2002        2001
Noninterest expense:
  Salaries and employee benefits         4,224     2,607    12,150     7,266
  Occupancy and equipment expense,net    1,275       961     3,714     2,539
  Cardholder/merchant processing           175       131       576       368
  Supplies expense                         213       173       641       511
  Amortization of Goodwill and Core
    Deposit Intangibles                    267       149       801       292
  Other expenses                         1,892     1,196     5,126     3,113
         Total noninterest expense       8,046     5,217    23,008    14,089
Income before income tax expense         3,864     2,422    12,521     7,239
Income tax expense                       1,186       659     4,022     1,955
         Net income                   $  2,678     1,763     8,499     5,284
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities        891     1,194     2,218     1,904
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                      (135)      (10)     (291)     (170)
    Other comprehensive income             756     1,184     1,927     1,734

          Comprehensive income        $  3,434     2,947    10,426     7,018

          Basic earnings per share    $   0.47      0.40      1.48      1.22
          Diluted earnings per share  $   0.46      0.39      1.46      1.21
          Dividends declared per
            share                     $   0.17      0.17      0.51      0.51
          Average number basic
            shares outstanding       5,750,556 4,467,526 5,759,599 4,348,015
          Average number diluted
            shares outstanding       5,836,690 4,521,002 5,833,433 4,371,511

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2002 and 2001
In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from operating activities:
      Net income                                           $  8,499    5,284
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,006      940
            Depreciation and amortization of bank
                  premises and equipment                      1,833    1,390
            Amortization of core deposit intangibles            801        -
            ESOP compensation                                   418      372
            Stock awards compensation                           122       46
            Amortization of premiums and accretion
                  of discounts, net                             540      132
            Gain on sale of securities, net                    (291)    (170)
            Net gain on sale of fixed assets and
                  other real estate                            (119)      (2)
            Gain on sale of bankcard portfolio               (1,206)       -
            Net increase in mortgage loans held
                  for sale                                   (9,277)  (6,080)
            (Increase) decrease in other assets                 906   (6,402)
            Increase (decrease) in other liabilities        (13,729)     342
                  Net cash used in operating
                        activities                          (10,497)  (4,148)

Cash flows from investing activities:
      Net (increase) decrease in federal funds sold           1,910   (5,200)
      Net decrease in short term investments                 16,549        -
      Proceeds from sales of securities available-
            for-sale                                          5,718   20,809
      Proceeds from calls and maturities of
            securities available-for-sale                    64,599   26,962
      Proceeds from calls and maturities of
            securities held-to-maturity                      13,223    4,875
      Purchase of securities available-for-sale             (84,176) (71,369)
      Purchase of securities held-to-maturity                  (356)       -
      Sale of bankcard portfolio                             10,266        -
      Acquisition of subsidiary                                   -    2,243
      Net increase in loans                                 (43,273) (14,865)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,354      402
      Recoveries on loans previously charged off                829      132
      Bank premises and equipment expenditures               (2,166)  (4,098)
      Change in bank owned life insurance                   (10,874)       -
                  Net cash used in investing
                        activities                          (26,397) (40,109)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2002 and 2001
In Thousands
(Unaudited)
                                                               2002     2001
Cash flows from financing activities:
      Net increase in demand and savings deposits            50,820   46,248
      Net increase (decrease) in time deposits and
            certificates of deposit                         (18,159)  59,589
      Net increase (decrease) in short-term
            borrowing                                        12,762   (3,927)
      Net increase (decrease) in other borrowed funds           747  (39,132)
      Principal payments on ESOP debt                          (418)    (372)
      Dividends paid                                         (2,958)  (2,294)
      Repurchase FNB Corporation stock                       (1,569)  (1,142)
                   Net cash provided by
                        financing activities                 41,225   58,970
Net increase in cash and due from banks                       4,331   14,713
Cash and due from banks at beginning of period               28,817   12,325
Cash and due from banks at end of period                   $ 33,148   27,038

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2001
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income   Total
Balances at
 December 31, 2000   $20,224   25,037   (1,374)     8,004      51   $51,942

Net Income                 -        -        -      5,284       -     5,284
Cash dividends,
 $0.51 per share           -        -        -     (2,258)      -    (2,258)
ESOP shares
 allocated upon
 loan repayment            -        -      372          -       -       372
Stock awards
 issued                   26       59        -          -       -        85
Repurchase and
 retirement of
 common stock           (321)    (821)       -          -       -    (1,142)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $893                      -        -        -          -   1,734     1,734
Stock issued
 to purchase
 Southwest
 Virginia
 Savings Bank          1,464    3,496        -          -       -     4,960
Fair value of
 options
 resulting from
 merger                    -      317        -          -       -       317
Unearned shares-
 Southwest
 Virginia
 Savings Bank
 ESOP                      -        -     (137)         -       -      (137)

Balances at
 September 30, 2001  $21,393   28,088   (1,139)    11,030   1,785   $61,157

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2002
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2001   $27,696   47,481   (1,139)    11,718     877   $86,633

Net Income                 -        -        -      8,499       -     8,499
Cash dividends,
 $0.51 per share           -        -        -     (2,942)      -    (2,942)
6% Stock dividend      1,649    4,633        -     (6,282)      -         -
Cash payment for
 fractional shares
 on 6% stock
 dividend                  -        -        -        (16)      -       (16)
ESOP shares
 allocated upon
 loan repayment            -        -      418          -       -       418
Stock awards
 issued                   37      133        -          -       -       170
Stock options
 exercised                 3      (22)       -          -       -       (19)
Repurchase and
 retirement of
 common stock           (376)  (1,226)       -          -       -    (1,602)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $993                      -        -        -          -   1,927     1,927
Adjustment related
 to purchase of
 Salem Community
 Bankshares, Inc.         13       39        -          -       -        52

Balances at
 September 30, 2002  $29,022   51,038     (721)    10,977   2,804   $93,120

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2002 and 2001
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of September 30, 2002; the consolidated statements of income, for the three and nine-months ended September 30, 2002 and 2001, and the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the nine-months ended September 30, 2002 and 2001.

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


(3)   Changes in Significant Accounting Policies

      Effective January 1st, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards 142, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. During 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets in accordance with the new standard and determined that no impairment exists.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended    Nine Months Ended
                                            Sept 30,          Sept 30,
                                          2002    2001       2002    2001
      Balance at beginning of period   $ 9,312   6,686      8,827   5,670
      Reserve acquired through merger        -       -          -     791
      Provisions for loan losses           224     285      1,006     940
      Additional reserve for branch
          loans purchased                    -       -          -     188
      Loan recoveries                      584      25        829     132
      Loan charge-offs                    (545)   (341)    (1,087) (1,066)

      Balance at end of period         $ 9,575   6,655      9,575   6,655

      Nonperforming assets consist of the following:

                                           Sept 30    December 31,
                                             2002         2001
      Nonaccrual loans                   $  2,365        2,815
      Other real estate owned               1,007        1,420
      Loans past due over 90 days             354        1,031
        Total nonperforming assets       $  3,726        5,266

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2002.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2002 and December 31, 2001 were collateralized by investment securities controlled by the Corporation with a book value of $14,099 and $11,620, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $32,031 and $18,269 on September 30, 2002 and December 31, 2001, respectively.

      The interest rates on the advances as of September 30, 2002 range from
      2.2 to 7.3 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

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

Mergers and Acquisitions

On March 23, 2001, First National Bank, the Corporation's wholly-owned subsidiary acquired two First Union Bank branches in southwest Virginia that were merged into First National Bank. In addition, on May 2, 2001, Southwest Virginia Bankshares, Inc. and its subsidiary, Southwest Virginia Savings Bank, F.S.B., Roanoke, Virginia, was acquired. Southwest was renamed FNB-Southwest. Salem Community Bankshares (SCB)and its subsidiary, Salem Bank and Trust, National Association, Salem, Virginia were acquired on December 31, 2001. These two banks merged on May 6, 2002 into a single charter with the name
"FNB Salem Bank and Trust, National Association." The acquisitions were all recorded under the "purchase" method of accounting; therefore, the results of their operations are only included in the accompanying financial statements from the respective dates of acquisition.

Nonrecurring Item

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

The following unaudited proforma financial information shows the effect of FNB Corporation as of September 30, 2002 with the First Union Bank branches, Salem Community Bankshares, Inc., Southwest Virginia Savings Bank F.S.B. and the effect of the bankcard sale adjusted to make it comparable with September 30, 2001.

                                                    Sept 30, 2002
                                                        Less
                        Sept 30,    Acquisitions    Acquisitions     Sept 30,
                          2002       & Bankcard      & Bankcard        2001
Net interest income   $ 28,371          8,145          20,226        18,381
Provision loan loss      1,006            538             468           940
Noninterest income       8,164          2,793           5,371         3,887
Noninterest expense     23,008          6,532          16,476        14,089
Income before taxes     12,521          3,868           8,653         7,239
Taxes                    4,022          1,495           2,527         1,955
Net income            $  8,499          2,373           6,126         5,284

Net Income

Net income for the third quarter was $2,678 and basic earnings per share were $.47. This compares to $1,763 or $.40 in the third quarter, 2001. Year-to-date net income was $8,499 and basic earnings per share were $1.48. Excluding the gain on the bankcard sale, earnings were $7,703 and basic earnings per share were $1.34. This compares to $5,284 and $1.22 last year. The increase in net income in both periods was primarily due to acquisitions, an improved margin, improved credit quality and higher noninterest revenues.

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses and net interest margin respectively were $9,617 and 4.42% in the third quarter, 2002 compared to $6,408 and 4.13% in the third quarter, 2001. Net interest income and margin for year-to-date September 30, 2002 were $28,371 and 4.47% respectively compared to $18,381 and 4.29% for the same period last year. Acquisitions accounted for $2,332 of the $3,209 increase in net interest income in the third quarter and $8,428 of the $9,990 increase in the first nine months. The remainder of the increase was due to an improved margin primarily attributed to a drop in deposit costs relative to loan yields. The cost of interest-bearing deposits dropped more than 41 basis points relative to the yield on loans in the declining rate environment from the third quarter and year-to-date of last year to this year. In addition, the margin improved as lower cost checking, savings and money market deposits grew and the more expensive certificate of deposit balances declined.

Provision for Loan Losses

The provision for loan losses was $224 in the third quarter, 2002 compared to $285 in the same quarter last year, and $1,006 for the first nine months of 2002 compared to $940 for the same period last year. Excluding acquisitions, the provision is down from last year's same quarter and year-to-date due to lower net charge-offs. There was a net recovery of $39 in the third quarter, 2002 compared to net charge-offs of $322 in the third quarter of last year. Net charge-offs were $259 through September of this year compared to $941 in the first nine months of last year. The net recovery in the third quarter was due to one large credit and amounted to $558. The allowance for loan losses is $9,575 and 1.41% of loans at September 30, 2002 compared to $$6,655 and 1.38% of loans at September 30 of last year. The change of $2,927 is due primarily to acquisitions. Management feels the higher reserve percentage is prudent in light of the uncertain economy.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $2,517 in the third quarter, 2002 compared to $1,516 in the third quarter of last year for a difference of $1,001. This is primarily due to mergers ($492), higher mortgage revenue of $240 due to the low interest rate environment and resultant high level of refinancing activity, income from recently acquired bank owned life insurance ($159) and higher securities gains ($120). Year to date September 30, 2002 noninterest income was $8,164, up $4,277 from the same period prior year due to: the bankcard sale ($1,206), mergers ($1,701), higher loan origination fees ($648), income from bank owned life insurance ($222) and higher trust and securities division revenue ($127).

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, cardholder and merchant processing, supplies and other expenses was $8,046 in the third quarter, 2002 compared to $5,217 for the three months ending September 30, 2001. Acquisitions accounted for $1,808 of the $2,829 increase. The remainder was due primarily to expansion of the revenue producing secondary market function, higher employee incentives designed to enhance performance, higher hospitalization costs and other benefit expenses and expense relating to a profit performance study by an outside consultant. Expenses for year-to-date September 30, 2002 are $23,008 compared to $14,089 for the same period last year. Acquisitions accounted for approximately $6,699 of the $8,919 increase. The remaining expenses are up for the same reasons discussed above for the quarter. In addition, the Corporation converted to a new core processor last year. The additional ongoing expenses relating to this conversion were incurred for a full year in 2002 and a partial year in 2001.

Income Taxes

Income tax expense as a percentage of pre-tax income for year-to-date September 30 was 32.1% this year versus 27.1% last year. This is due to a lower percentage of tax-free investments in the acquired banks and the continued decline of tax-free investments in First National Bank.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific durations. The Corporation has increased its investment in taxable securities because they have provided higher taxable-equivalent yields for the desired timeframes than have non-taxable securities.

Balance Sheet

Total assets of the Corporation increased $38,511, from $954,450 at December 31, 2001 to $992,961 at September 30, 2002 due primarily to loan growth.

Total loans grew $32,175 or 5.0%. Excluding the $9,060 sale of the bankcard portfolio, total loans grew $41,235 or 6.3%. The growth occurred principally in the commercial real estate category ($24,560) and consumer category ($13,425).

Short-term investments are down to zero from the year-end balance of $16,549 due primarily to the payment in January of the cash portion to Salem Community Bankshares shareholders. Mortgages held for sale balances increased $9,277 due to higher volume of secondary market mortgage activity resulting from a lower rate environment.

Goodwill increased $1,938 and core deposit intangible balances declined by $2,428. At December 31, 2001, core deposit intangibles were estimated at $7,500 pending a core deposit study. An outside firm specializing in quantifying these intangibles completed this study and the difference was reclassified to goodwill. Core deposit intangibles are being amortized over a 10-year period on an accelerated basis. Other assets increased $8,843 due primarily to an additional $10,874 investment in bank owned life insurance
(BOLI), which has a high taxable equivalent yield.

Total deposits were $839,448 at the end of September 30, 2002 compared to $806,787 at December 31, 2001. Lower cost core noninterest-bearing and interest-bearing demand and savings deposits increased a strong 14.8%. Higher cost time deposits dropped and certificates of deposits $100,000 and over dropped 3.9%. This contributed to a higher margin as discussed above under net interest income.

Short-term borrowings increased by $12,762 as the Corporation took advantage of the steep upward slope in the yield curve and borrowed short-term funds from the Federal Home Loan Bank(FHLB)and invested them in slightly higher duration securities with higher yields. Interest rate risk is small as the duration in these securities is estimated to be less than one year.

Other liabilities declined by $14,146 due to the payment of the cash consideration to Salem Community Bankshares shareholders, which was recorded as a liability at year-end.

Stockholders' Equity

Stockholders' equity was up $6,487 to $93,120 at September 30, 2002 from $86,633 at December 31, 2001. This was principally the result of earnings of $8,499 and an increase in the market value of securities available for sale of $1,927. These increases were partially offset by cash dividends of $2,942 and stock repurchases of $1,602. A stock dividend of 6% was also recorded in the equity section by increasing common stock and surplus by $6,282 and reducing undivided profits by the same amount.

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest was still accruing, other real estate and nonaccrual loans totaled $3,726 compared to $5,266 at December 31, 2001. Expressed as a percent of total loans, nonperforming assets declined from .81% to .55%. This decrease is due partially to the satisfactory settlement of nonaccrual loans amounting to $765 related to a customer in the nursing home and assisted living industry.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                  -0.66%
           + 2.00                                   -0.41
           + 1.00                                   -0.23
           - 1.00                                    0.06
           - 2.00                                    0.18
           - 3.00                                   -0.11


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At September 30, 2002 the Corporations' sensitivity to changes in interest rates were within management's targets.

Item 4.     CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FNB Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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


                              FNB Corporation


Date  October 31, 2002        s/J. Daniel Hardy, Jr.
                              J. Daniel Hardy, Jr.
                              President & Chief Executive Officer



Date  October 31, 2002        s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                               CERTIFICATIONS

     I, J. Daniel Hardy, Jr., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of FNB
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002         s/J. Daniel Hardy, Jr.
                               J. Daniel Hardy, Jr.
                               President & Chief Executive Officer

                               CERTIFICATIONS

     I, Daniel A. Becker., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of FNB
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002         s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(3)(i)(c) Articles of Amendment to Articles of Incorporation, filed with the Commission as exhibit (3)(i)(c) on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(3)(ii)     Registrant's Amended Bylaws, filed with the Commission as exhibit
            (3)(iii) on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(10)        Material Contracts

(10)A Employment agreement dated April 1, 2002 between FNB Corporation and Julian D. Hardy, Jr., filed with the Commission as exhibit
            (10)A on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)B Employment agreement dated April 1, 2002 between FNB Corporation and Peter A. Seitz, filed with the Commission as exhibit (10)B on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)C Employment agreement dated April 1, 2002 between FNB Corporation and Litz H. Van Dyke, filed with the Commission as exhibit (10)C on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.