Form 10-K
period 2002-12-31
FNB CORP \VA\
filed 2003-03-27
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 2002
                                     or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES   X   NO

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003, was $142,048,282.

There were 5,813,897 shares outstanding as of March 7, 2003.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 2002, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 13, 2003, are incorporated into Part III hereof.

                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General development of business                       4
               Description of business                               4
               Pending acquisitions                                  4
               Supervision and Regulation                            9
               Competition                                           9
               Governmental Monetary Policies                        9
               Employees                                             9
               Available information                                 9
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies              10
Item 2.   Properties                                                24
Item 3.   Legal Proceedings                                         25
Item 4.   Submission of Matters to a Vote of
          Security Holders                                          25

PART II

Item 5.   Market for the Bank's Common Stock and
          Related Security Holder Matters                           26
Item 6.   Selected Financial Data                                   26
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             26
Item 7(A) Quantitative and Qualitative Disclosures About
          Market Risks                                              26
Item 8.   Financial Statements and Supplementary Data               27
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    27
PART III

Item 10.  Directors and Executive Officers of the Bank              28
Item 11.  Executive Compensation                                    28
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                            29
Item 13.  Certain Relationships and Related Transactions            30

PART IV

Item 14.  Controls and Procedures                                   31

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                   31
          Index to Consolidated Financial Statements                31
          Signatures                                                32
          Certifications                                            34
          Index to Exhibits                                         38

PART I

Item 1. Business

General development of business. FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. In 2001 FNB acquired FNB Southwest (formerly Southwest Virginia Savings Bank, F.S.B.) which was formed in 1927 and two First Union National Bank branches. Also on
December 31, 2001, FNB acquired Salem Bank and Trust, National Association, which was incorporated in 1976. FNB Southwest and Salem Bank and Trust, National Association, merged on May 6, 2002, into a single charter with the name "FNB Salem Bank and Trust, National Association." In 1992, FNB formed FNB Financial Services, Inc., a wholly-owned subsidiary, to allow the company to participate as an agent in the real estate title insurance business. Additionally, this subsidiary has been licensed by the Commonwealth of Virginia to offer annuity products through First National's Trust Division. For more information regarding merger and acquisition activity of the Company in 2001, please read Note 22 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2002 incorporated as Exhibit 13.

Description of business. FNB through its two banking subsidiaries (bank or banks) provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, the Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, credit card and consumer installment loans, agricultural loans, investment loans, small business, agricultural, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services. In addition to its twenty-two full service branches, a loan production office, and a financial services center, the Company has thirty-three ATMs located both on premises and in other strategic positions within its primary market areas. The Corporation operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. For more information regarding the two primary segments of the Company, community banking and mortgage banking, please read Note 23 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2002 incorporated as
Exhibit 13.

Pending Acquisitions. On March 21, 2003, FNB Corporation (the "Company") announced that it had executed a Agreement and Plan of Merger, dated as of March 20, 2003, between the Company and Bedford Bancshares, Inc. ("Bedford"), pursuant to which Bedford will merge with and into the Company, with Bedford Federal Savings Bank, FSB, Bedford's subsidiary, becoming a wholly-owned subsidiary of the Company.

Under the terms of the transaction, Bedford shareholders will receive from
0.8066 to 0.9135 shares of Company common stock, or the equivalent cash value per share, for each outstanding share of Bedford common stock. The exchange will float between the Company's per share market value of $26.00 to $30.00 and will be fixed outside of that range. Approximately 20% of the total consideration will be cash, subject to election procedures set forth in the

Merger Agreement. The Merger is expected to close during the second half of 2003, pending receipt of all requisite regulatory approvals and the approval of the shareholders of the Company and Bedford.

The following Pro Forma Combined Condensed Balance Sheet reflects FNB's acquisition of Bedford using the latest audited financial statements of each; December 31, 2002 as to FNB and September 30, 2002 as to Bedford.
Adjustments to reflect the transaction and adjust assets and liabilities acquired to estimated fair values are reflected as "Bedford Adjustments."
The following Pro Forma Combined Condensed Statement of Income reflects the combined operations of FNB and Bedford using the latest audited financial statements of each and reflecting the acquisition as though it occurred at the beginning of 2002, with amortization of estimated purchase adjustments and the financing cost of the transaction reflected as "Bedford Adjustments" for a full twelve month period of operations. All adjustments have been made using FNB's market value at date of announcement of the transaction and an 80%/20% allocation of the purchase price to stock/cash consideration. It should be noted that per the Definitive Agreement, the final exchange ratio will adjust within fixed parameters at closing and the mix of consideration may fluctuate.

FNB CORPORATION (FNB)
Pro Forma Combined Condensed Balance Sheet
At Year-End 2002 (1)
(Dollars in thousands)


Selected Balance Sheet Data

                          FNB          Bedford
                          Corp-        Banc-          Bedford
                          oration      shares         Adjust-        FNB &
                          (FNB)        (Bedford)      ments          Bedford
Assets:
  Cash and due from
   banks               $   29,241         6,803             -         36,044
  Interest-bearing
   deposits with
   banks                        -         8,865             -          8,865
  Federal funds sold
   and securities
   purchased with
   resale agreements
   or similar
   arrangements            11,150             -             -         11,150
  Securities
   available-for-
   sale                   141,888        13,589           (19)(2)    155,458
  Securities
   held-to-
   maturity                16,075           502             -         16,577
  Other investments
   at cost                  5,320         2,600             -          7,920
  Mortgage loans
   held for sale           34,271             -             -         34,271
  Loans and leases,
   net of unearned
   income                 691,661       220,828         4,115 (3)    916,604
    Allowance for
     loan and lease
     losses                 9,466         1,194             -         10,660
      Loans and
       leases, net        682,195       219,634         4,115        905,944
  Premises and equip-
   ment, net               23,201         1,239           839 (4)     25,279
  Other real estate
   owned                    1,001            26             -          1,027
  Goodwill                 21,735             -        22,717 (5)     44,452
  Core deposit
   intangibles              4,804             -         5,400 (6)     10,204
  Other assets             21,550         2,356           798 (7)     24,704
      Total assets     $  992,431       255,614        33,850      1,281,895

Selected Balance Sheet Data (Continued)

                          FNB          Bedford
                          Corp-        Banc-          Bedford
                          oration      shares         Adjust-        FNB &
                          (FNB)        (Bedford)      ments          Bedford
Liabilities and stock-
 holders' equity:
  Deposits             $  845,688       177,214         3,072 (8)  1,025,974
  Short-term borrowed
   funds                    8,071             -             -          8,071
  Long-term debt           38,531        52,000        14,328 (9)    104,859
  Accounts payable
   and other
   liabilities              5,042         1,838             -          6,880
    Total liabilities     897,332       231,052        17,400      1,145,784

Stockholders' equity:
  Common stock             29,038           201         6,319 (10)    35,558
  Additional paid-
   in-capital              51,289        10,089        24,403 (11)    85,781
  Retained earnings        12,588        14,570       (14,570)(12)    12,588
  Unearned ESOP
   shares and
   compensation              (721)         (320)          320 (13)      (721)
  Treasury stock
   account                      -             -             -              -
  Net unrealized
   (depreciation)
   appreciation on
   securities
   available-
   for-sale                 2,905            22           (22)(14)     2,905
    Total stock-
     holders'
     equity                95,099        24,562        16,450        136,111
    Total liabilities
     and stockholders'
     equity            $  992,431       255,614        33,850      1,281,895

Footnotes:

(1) For FNB Corporation year ending December 31, 2002; for Bedford Bancshares fiscal year ending September 30, 2002.

(2)   (-$19) Fair value adjustment.

(3)   ($4,115) Fair value adjustment.

(4)   ($839) Fair value adjustment on premises.

(5)   ($22,717) Recording of goodwill.

(6)   ($5,400) Estimated value of core deposit intangibles.

(7)   ($798) Fair value federal taxes payable adjustment.

(8)   ($3,072) Fair value adjustment

(9) ($14,328) Fair value adjustment on borrowings ($3,370) plus cash consideration paid to Bedford shareholders ($9,696) plus cash payment for investment banking, legal fees and employee contracts of $1,262. Cash consideration equals 2,003,560 Bedford shares times 8136 exchange ratio (exchange ratio per agreement at FNB stock price of $29.74) times 20% cash times $29.74 value of FNB stock equals $9,696. $3,370 plus $9,696 plus $1,262 equals $14,328.

(10) ($6,319) Elimination of Bedford common stock (-$201) plus recording FNB stock issuance at par for the Bedford transaction (2,003,560 Bedford shares times exchange ratio of .8136 times 80% stock equals 1,304,077 shares of FNB stock times $5 par equals $6,520). $6,520 minus $201 equals $6,319.

(11) ($24,403) Elimination of Bedford paid-in-capital (-$10,089) plus recording FNB stock issuance at market ($29.74) less par of $5.00 or $24.74 (1,304,077 FNB shares times $24.74 equals $32,263 plus recording of the fair value of the options $2,229. -$10,089 plus $32,263 plus $2,229 equals $24,403.

(12)  (-$14,570) Elimination of Bedford retained earnings.

(13) ($320) Elimination of Bedford ESOP. Bedford's ESOP will be paid out at consumation date.

(14) (-$22) Elimination of Bedford unrealized appreciation on securities available-for-sale. Securities written to fair value.

FNB CORPORATION (FNB)
Pro Forma Combined Condensed Statement of Income
Year Ending 2002 (1)
(Dollars in thousands)

                          FNB          Bedford
                          Corp-        Banc-          Bedford
                          oration      shares         Adjust-        FNB &
                          (FNB)        (Bedford)      ments          Bedford
Interest income          $ 59,618        15,612        (2,567)(2)     72,663
Interest expense           22,196         7,888        (2,394)(3)     27,690
  Net interest income      37,422         7,724          (173)        44,973
Provision for loan
 losses                     1,369           295             -          1,664
Noninterest income         11,545         1,843             -         13,388
Noninterest expense        31,282         4,570         1,071 (4)     36,923
Income before taxes        16,316         4,702        (1,243)        19,775
Income taxes                5,225         1,763           (91)(5)      6,897
Net income               $ 11,091         2,939        (1,152)        12,878

Based on FNB stock
 closing price at March
 21, 2003 (date of
 announcement)($29.74)
Weighted average common
 shares outstanding for:
  Basic earnings per
   share                5,758,490     1,978,563     1,287,794      7,046,284
  Fully diluted
   earnings per
   share                5,833,190     2,056,536     1,338,545      7,171,735

Per common share data:

  Basic earnings per
   common share           $  1.93           N/A           N/A           1.83
  Fully diluted
   earnings per common
   share                  $  1.90           N/A           N/A           1.80

Footnotes:

(1) For FNB Corporation year ending December 31, 2002; for Bedford Bancshares fiscal year ending September 30, 2002.

(2)   (-$2,567) Fair value amortization of loans and investments.

(3) (-$2,394) Fair value amortization of certificates of deposit and borrowings (-$2,876) plus cost of trust preferred borrowings to pay cash consideration of the merger ($482-rate of 4.40% which is current libor of 1.25% plus 3.15%). -$2,876 plus $482 equals -$2,394.

(4) ($1,071) Amortization of estimated core deposit intangibles on an accelerated basis over 10 years ($976) plus amortization of fair value adjustment on buildings over remaining life of buildings ($95). $976 plus $95 equals $1,071.

(5) (-$91) Taxes on net of fair value amortizations. Core deposit intangible amortization considered non deductible.


Supervision and Regulation. FNB Corporation is a bank holding company within the definition of the Bank Holding Company Act of 1956, as amended, and is supervised and examined by the Federal Reserve Bank. As national associations, the primary supervisory authority over the banks is the Office of the Comptroller of the Currency which regularly examines such areas as loans and reserves, investments, management practices and other aspects of the bank's operations. These examinations are focused primarily on the protection of the depositors of the bank. In addition, the banks are members of the Federal Deposit Insurance Corporation ("FDIC") which insures the deposits of customers of the bank up to the statutory maximum.

Competition. The bank not only competes with local, regional and local offices of multi-state bank holding companies for both deposits and loans but also with diversified providers of financial services such as brokers and mutual funds and mortgage and finance companies. Deposits are acquired from a highly diversified customer base that includes individuals, small and large businesses and municipal and other governmental entities, none of which represent a material concentration of the bank's core deposits. The bank's loan portfolio is not concentrated in any single industry or group of related industries, nor is there any material risk other than that which is expected in the normal course of business of a bank in this location. The bank does not experience a material seasonal fluctuation in its business.

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

Employees. The Corporation had 395 full-time equivalent employees as of December 31, 2002.

Available Information. The Corporation's principal executive offices are located at 105 Arbor Drive, Christiansburg, Virginia 24068. The Corporation's telephone number is (540) 382-4951. The Corporation's home page on the Internet is www.fnbonline.com. The Corporation makes web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K, the Corporation incorporates by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows the Corporation to disclose important information by referring to it in this manner, and you should review this information.

The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the Corporation annual shareholders' meeting, as well as any amendments to those reports, are available free of charge through the Corporation web site as soon as reasonably practicable after electronic filing of such material with the SEC. You can learn more about the Corporation by reviewing the Corporation SEC filings on the Corporation web site. The Corporation SEC reports can be accessed through the investor relations page of the Corporation web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including FNB Corporation.

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

GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2002
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)    $666,213      49,398      7.41%
Securities:
   Taxable                                150,390       7,988      5.31
   Nontaxable (2)                          32,040       2,314      7.22
     Total securities                     182,430      10,302      5.65
Federal funds sold                         27,760         813      2.93
     Total interest-earning assets        876,403      60,513      6.90
Allowance for loan losses                  (9,393)
Cash and due from banks, noninterest-
   bearing                                 23,300
Bank premises and equipment, net           22,908
Other real estate owned                     1,077
Other assets                               44,995
     Total assets                        $959,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $269,952       3,225      1.19%
   Time                                   357,464      12,756      3.57
   Certificates of deposit of
     $100,000 and over                     88,817       4,070      4.58
     Total interest-bearing deposits      716,233      20,051      2.80
Federal funds purchased and securities
   sold under agreements to repurchase      9,013         111      1.23
Other borrowed funds                       36,617       2,034      5.55
     Total interest-bearing liabilities   761,863      22,196      2.91
Demand deposits, noninterest-bearing      100,265
Other liabilities                           7,415
Stockholders' equity                       89,747
     Total liabilities and stockholders'
       equity                            $959,290

Interest income and rate earned                      $ 60,513      6.90%
Interest expense and rate paid                         22,196      2.91
Interest rate spread                                               3.99
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 38,317      4.37%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2001
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (net of unearned income)(1)(2)     $458,756      39,603      8.63%
Securities:
   Taxable                                 92,921       5,829      6.27
   Nontaxable(2)                           38,382       2,803      7.30
     Total securities                     131,303       8,632      6.57
Federal funds sold                         20,224         730      3.61
     Total interest-earning assets        610,283      48,965      8.02
Allowance for loan losses                  (6,399)
Cash and due from banks, noninterest-
   bearing                                 15,341
Bank premises and equipment, net           18,266
Other real estate owned                       303
Other assets                               11,817
     Total assets                        $649,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                    $166,065       3,683      2.22%
   Time                                   257,988      13,601      5.27
   Certificates of deposit of
     $100,000 and over                     71,165       4,195      5.89
     Total interest-bearing deposits      495,218      21,479      4.34
Federal funds purchased and securities
  sold under agreements to repurchase       8,325         271      3.26
Other borrowed funds                       19,249       1,077      5.60
    Total interest-bearing liabilities    522,792      22,827      4.37
Demand deposits, noninterest-bearing       62,719
Other liabilities                           6,363
Stockholders' equity                       57,737
     Total liabilities and stockholders'
                   equity                $649,611

Interest income and rate earned                      $ 48,965      8.02%
Interest expense and rate paid                         22,827      4.37
Interest rate spread                                               3.66
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 26,138      4.28%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.
(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A. and  B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

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

   A.  RATE/VOLUME VARIANCE

                        2002 Compared to 2001     2001 Compared to 2000
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans(1)             $  9,795  16,646  (6,851)    2,834   5,511  (2,677)
Securities:
  Taxable               2,159   3,329  (1,170)    2,643   2,686     (43)
  Nontaxable(1)          (489)   (461)    (28)     (379)   (348)    (31)
Federal funds sold         83     246    (163)      631     879    (248)
      Total            11,548  19,760  (8,212)    5,729   8,728  (2,999)

INTEREST EXPENSE
Demand and savings       (458)  1,773  (2,231)     (283)    811  (1,094)
Time                     (845)  4,397  (5,242)    3,686   4,600    (914)
Certificates of deposit
   of $100,0000 and over (125)    925  (1,050)      847     914     (67)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase            (160)     15    (175)     (166)    (38)   (128)
Other borrowed funds      957     968     (11)   (1,359) (1,285)    (74)
      Total              (631)  8,078  (8,709)    2,725   5,002  (2,277)

Net interest income  $ 12,179  11,682     497     3,004   3,726    (722)

Variances caused by changes in rate times the changes in volume are allocated equally.

(1) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

GUIDE 3.  II. INVESTMENT PORTFOLIO

   A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                December 31,
(thousands)                             2002        2001         2000
U.S. Treasury                      $       -         503          503
U.S. Government agencies and
corporations                          16,234      50,884       14,318
Mortgage-backed                       77,616      38,756        1,834
States and political subdivisions     21,974      23,302       17,092
Corporate                             26,064      32,892       31,643

   Totals                          $ 141,888     146,337       65,390

   A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             2002        2001         2000
U.S. Government agencies and
corporations                       $       -       6,331            -
Mortgage-backed                          259         376            -
States and political subdivisions     15,816      24,105       28,193

   Totals                          $  16,075      30,812       28,193

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2002
                                       Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   1 through 5 years             $   12,847       13,257        4.25
   6 through 10 years                15,273       15,755        5.39
   Over 10 years                     63,215       64,838        4.38
     Total                           91,335       93,850        4.53
States and political
  subdivisions:
   Within 1 year                      1,848        1,876        6.80
   1 through 5 years                  8,111        8,376        6.02
   6 through 10 years                 7,310        7,334        5.87
   Over 10 years                      4,278        4,388        6.93
     Total                           21,547       21,974        6.22
Other securities:
   Within 1 year                      2,927        3,028        7.21
   1 through 5 years                 18,528       19,752        6.16
   6 through 10 years                 3,149        3,284        5.37
     Total                           24,604       26,064        6.19

                                 $  137,486      141,888        5.09

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2002
                                       Securities Held-To-Maturity
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   6 through 10 years            $      127          137        8.00
   Over 10 years                        132          136        5.52
     Total                              259          273        6.62
States and political
  subdivisions:
   Within 1 year                      5,655        5,727        7.13
   1 through 5 years                  9,549       10,044        7.07
   6 through 10 years                   612          637        6.25
     Total                           15,816       16,408        7.05

                                 $   16,075       16,681        7.04

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

GUIDE 3.  III LOANS

   A.  TYPES OF LOANS
                                                December 31,
                                 2002              2001               2000
                                     % of              % of              % of
(thousands)                  Amount  Total     Amount  Total     Amount  Total
Commercial                 $ 76,665   11.1     75,705   11.7     76,023   18.6
Consumer                    133,304   19.3    130,072   20.1     77,395   18.9
Real estate - commercial    225,316   32.6    193,575   29.9    108,338   26.4
Real estate - construction   49,186    7.1     42,404    6.5     20,326    5.0
Real estate - mortgage      207,190   29.9    206,507   31.8    127,504   31.1
                           $691,661  100.0    648,263  100.0    409,586  100.0

TYPES OF LOANS
                                        December 31,
                                  1999               1998
                                      % of               % of
(thousands)                  Amount   Total     Amount   Total
Commercial                 $ 76,796   20.1      85,536   26.0
Consumer                     69,278   18.1      66,526   20.3
Real estate - commercial    104,608   27.4      65,165   19.8
Real estate - construction   19,449    5.1      16,686    5.1
Real estate - mortgage      112,141   29.3      94,686   28.8
                           $382,272  100.0     328,599  100.0

   B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2002
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $   9,960      22,639        5,582     38,181
   Floating interest rates        7,856      12,499       18,129     38,484
     Total                       17,816      35,138       23,711     76,665
Real estate-commercial:
   Fixed interest rates          11,396      46,930       28,494     86,820
   Floating interest rates       42,347      68,335       27,814    138,496
     Total                       53,743     115,265       56,308    225,316
Real estate-construction: (1)
   Fixed interest rates           4,933       1,897       13,514     20,344
   Floating interest rates       13,348       9,253        6,241     28,842
     Total                       18,281      11,150       19,755     49,186

                              $  89,840     161,553       99,774    351,167

(1) Included under the caption Real estate-construction are loans which originated as construction loans but which have been converted to permanent financing.

   C.  NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 December 31,
(thousands)                        2002     2001     2000     1999     1998
Nonaccrual loans                $ 2,914    2,815    2,391    4,517    1,109
Other real estate owned           1,001    1,420      281      129       30
Accruing loans past due
  90 days                           596    1,031      410       25      161

    Total nonperforming assets  $ 4,511    5,266    3,082    4,671    1,300

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2002     2001     2000     1999     1998
Pro forma interest-nonaccrual
  loans                         $   225      248      239      406      105

Recorded interest-nonaccrual
  loans                         $     -       64        -        1        1

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

GUIDE 3.  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(thousands)

                                      2002     2001     2000     1999     1998
AVERAGE LOANS OUTSTANDING        $ 666,213  458,756  397,154  359,268  312,369

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period     $   8,827    5,670    5,173    4,640    4,291
Provision for loan losses            1,369    1,637    1,082    1,445    1,135
Reserve acquired through merger          -    2,956        -        -        -
Additional reserve for branch
  loans purchased                        -      188        -        -        -
                                    10,196   10,451    6,255    6,085    5,426
Loans charged off:
   Commercial                          299      980      377      713      507
   Consumer                          1,034      950      494      355      441
   Real estate - commercial             60        -        -       50        -
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage              278       59        -       15       22
        Total loans charged off      1,671    1,989      871    1,133      970
Recovery of loans previously
  charged off:
   Commercial                          117      111       22        9       54
   Consumer                            402      249      249      178      130
   Real estate - commercial            383        -        -        -        -
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage               39        5       15       34        -
        Total recoveries               941      365      286      221      184

Net loans charged off                  730    1,624      585      912      786
Balance, end of period           $   9,466    8,827    5,670    5,173    4,640

Net charge-offs to average
  loans outstanding                   0.11%    0.35     0.15     0.25     0.25

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(thousands)
                                                     December 31,
                                      2002     2001     2000     1999     1998
Commercial                       $   2,642    2,794    3,140    2,555    2,388
Consumer                             2,179    1,894      837      839      841
Real estate - commercial             2,117    2,178      867      612      418
Real estate - construction             649      534      164       66       58
Real estate - mortgage               1,314    1,016      576      538      621
Unassigned portion of allowance        565      411       86      563      314
                                 $   9,466    8,827    5,670    5,173    4,640

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2002 is adequate to cover potential loan losses inherent in the loan portfolio.

GUIDE 3.  V.  DEPOSITS

   D.  DEPOSIT MATURITIES
                                   As of December 31, 2002
                                        Mature Within
                                              Over Six
                      Three     Over Three    Months
                      Months    Months        Through     Over
                      or        Through       Twelve      Twelve
(thousands)           Less      Six Months    Months      Months     Total
Certificates of
 deposit and other
 time deposits of
 $100M and over    $  17,251      8,520      13,298      52,245     91,314
All other deposits   206,916     59,911      97,485     390,062    754,374
   Total deposits  $ 224,167     68,432     110,783     442,307    845,688

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to the Bank's 2002 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.

INTEREST SENSITIVITY ANALYSIS
                                           As of December 31, 2002
                                          Mature or Reprice Within
                                         Over Three
                               Three     Months     Over One
                               Months    Through    Year To    Over
                               or        Twelve     Five       Five
(thousands)                    Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans                        $ 234,851  151,286   254,881     47,729   688,747
Securities:
 Available-for-sale,
   at fair value                 6,157    2,876    39,347     93,508   141,888
 Held-to-maturity,
   at amortized cost               848    3,818    10,552        857    16,075
Other interest-earning
   assets                       46,561   12,474         -      5,320    64,355
     Total interest-
     earning assets          $ 288,417  170,454   304,780    147,414   911,065

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over         $  17,251   21,818    52,045        200    91,314
Time                            78,648  108,095   170,802        728   358,273
All other deposits             120,763   33,458   136,579        591   291,391
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                    8,071        -         -          -     8,071
Other borrowed funds            15,464    5,000     8,067     10,000    38,531
     Total interest-
     bearing
     liabilities             $ 240,197  168,371   367,493     11,519   787,580
Interest sensitivity
   gap per period            $  48,220    2,083   (62,713)   135,895   123,485
Cumulative interest
   sensitivity gap              48,220   50,303   (12,410)   123,485         -

Item 2.  Properties

FNB Corporation owns sixteen branches and one other location for its Salem operations center, and leases seven branches, one location for a loan production office, and one location for a financial services office.

All of the Corporation's properties are listed below.

                                                                  Square
      Properties Owned:            Location                       Footage

      Christiansburg Office        50 North Franklin Street         9,000
                                   Christiansburg, VA
      Blacksburg Office            601 North Main Street            8,750
                                   Blacksburg, VA
      Riner Office                 Route 8                          1,600
                                   Riner, VA
      Radford Office               50 First Street                  8,000
                                   Radford, VA
      Shawsville Office            250 Alleghany Spring Road        2,712
                                   Shawsville, VA
      Dublin Office                2 Town Center Drive              2,640
                                   Dublin, VA
      FNB Center                   105 Arbor Drive                 72,816
                                   Christiansburg, VA
      Wytheville Office            320 West Main Street            16,932
                                   Wytheville, VA
      Wytheville Office            900 North 4th Street              3,000
                                   Wytheville, VA
      Pearisburg Office            605 Wenonah Avenue               7,350
                                   Pearisburg, VA
      Salem Operations Center      110 East Main Street            31,000
                                   Salem, VA
      Salem West Main Office       1251 West Main Street            1,350
                                   Salem, VA
      Second Street Office         302 Second Street               28,639
                                   Roanoke, VA
      Vinton Office                1006 Hardy Road                  2,328
                                   Vinton, VA
      Roanoke Office               2133 Electric Road               1,550
                                   Roanoke, VA
      Roanoke Office               1611 Hershberger Road            1,974
                                   Roanoke, VA
      Salem Office                 40 West Main Street              1,974
                                   Salem, VA

                                                                  Square
      Properties Leased:           Location                       Footage

      Roanoke Street Office        1540 Roanoke Street              1,200
                                   Christiansburg, VA
      Corporate Research Center    1872 Pratt Drive, Suite 1125       360
        Office                     Blacksburg, VA
      South Main Blacksburg        1206 South Main Street           1,100
        Office                     Blacksburg, VA

      Salem Main Office            220 East Main Street             5,740
                                   Salem, VA
      South Salem Office           1406 Colorado Street               940
                                   Salem, VA
      Hollins Office               7337 Williamson Road             1,400
                                   Roanoke, VA
      Brandon Oaks Office          3804 Brandon Avenue              1,867
                                   Roanoke, VA
      Southwest Loan               Building D, Suite 101
        Production Office          2847 Penn Forest Blvd.           1,715
                                   Roanoke, VA
      Oak Grove Financial          2103 Electric Road               1,862
        Services Office            Roanoke, VA



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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Corporation's Common Stock and Related Security Holder Matters

The Corporation has one class of Common Stock with a Par Value of $5 per share. There were approximately 1,509 stockholders of record as of December 31, 2002, holding 5,807,508 shares of the authorized 25,000,000 shares of common stock. On July 9, 2002, FNB Corporation was formally named to the Russell 2000 stock index. The Russell 2000 index is comprised of the 3,000 largest U.S. corporations ranked in order of total market capitalization (excluding from that group the 1000 largest companies).
The Corporation's stock began appearing on the Nasdaq Stock Market under the symbol FNBP on July 7, 1998.

The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 2002 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K.

Beginning in the second quarter of 1997, the Corporation changed its policy and began paying dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See
Note 13 of the notes to consolidated financial statements in the Corporation's 2002 Annual Report to Stockholders under the caption "Dividend Restrictions and Capital Requirements," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in the Corporation's 2002 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section of the Corporation's 2002 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2002 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 2002 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

           Independent Auditor's Report
           Consolidated Balance Sheets - December 31, 2002 and 2001 Consolidated Statements of Income and Comprehensive Income - Years
                  ended December 31, 2002, 2001,and 2000
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2002, 2001, and 2000
           Consolidated Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2002, 2001, and 2000
           Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Corporation

Information on directors is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Proposals to be Voted on - Proposal No. 1 - Election of Directors."

Information on executive officers is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Non-Director Executive Officers of the Corporation."

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Executive Compensation."

Information on compensation of directors, the directors compensation committee and the report on executive compensation is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

The Corporation's performance graph is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 7, 2003.

Executive Officers. The persons currently serving as executive officers of the Corporation and their security ownership, are as follows:

                                                             Percent of
                                      Number Shares Owned    Outstanding
Name (Age)             Title          as of 3/7/03(A)(B)     Shares

Samuel H.         President & Chief            157,955           2.7
Tollison (70)     Executive Officer

Litz H. Van       Executive Vice President      12,458             *
Dyke (39)

Peter A. Seitz    Executive Vice President/
(40)              General Counsel                8,315             *

Daniel A.         Senior Vice President &
Becker (60)       Chief Financial Officer        1,247             *

* Less than one percent.

(A) Includes shares that may be deemed beneficially owned due to sole or joint ownership, voting power or investment power; including shares owned by or held for the benefit of an executive officer's spouse or another immediate family member residing in the household of the executive officer that may be deemed beneficially owned.

(B)  Includes estimated 2002 Employee Stock Ownership Plan allocation.

Directors. Information on security ownership of directors is incorporated by reference to the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

In 2000 the Corporation's stockholders approved the FNB Corporation 2000 Incentive Stock Plan which makes up to 424,000 shares of common stock available for awards to key employees and non-employee directors of the Corporation in the form of stock options, stock appreciation rights and stock awards. For a full description of the Corporation's stock compensation plans please read Note 21 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2002 incorporated as Exhibit 13.

Equity Compensation Plan Information

                                                            Number of
                                                            securities
                                                            remaining
                                                            available
                                                            for future
                                                            issuance
Plan category             Number of         Weighted-       under equity
                          securities        average         compensation
                          to be issued      exercise        plans
                          upon exercise     price of        (excluding
                          of outstanding    outstanding     securities
                          options,          options,        reflected in
                          warrants and      warrants and    column
                          rights            rights          (a))
                          (a)               (b)             (c)
Equity compensation
 plans approved by
 security holders            261,050          $15.552         162,950

Equity compensation
 plans not approved
 by security holders               -                -               -

Total                        261,050          $15.552         162,950

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

Information on transactions with management is incorporated herein by reference from the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Transactions with Management."

PART IV

Item 14.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FNB Corporation (including its consolidated subsidiaries) required to be included in this annual report on Form 10-K.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a(1). Consolidated Financial Statements. The following independent auditors' report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 2002 Annual Report to Stockholders included within this document as an Exhibit:

      Independent Auditor's Report
      Consolidated Balance Sheets --
            December 31, 2002 and 2001
      Consolidated Statements of Income and Comprehensive Income --
            Years Ended December 31, 2002, 2001, and 2000
      Consolidated Statements of Cash Flows --
            Years Ended December 31, 2002, 2001, and 2000
      Consolidated Statements of Changes in Stockholders' Equity --
            Years Ended December 31, 2002, 2001, and 2000
      Notes to Consolidated Financial Statements

       a(2). Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       a(3). Exhibits.
             See Index to Exhibits

       b.    Reports on Form 8-K.
             A report on Form 8-K was filed on December 20, 2002 (with a Date of Report of December 20, 2002) disclosing under
             Item 5 the appointment of Samuel H. Tollison as FNB's new president and chief executive officer.

       c.    Exhibits.
             Included in item 15(3) above

       d.    Financial Statement Schedules.
             Included in item 15(2) above

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

                                   Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      Signature                                       Date

    s/Kendall O. Clay                           March 27, 2003
      Kendall O. Clay

    s/Douglas Covington                         March 27, 2003
      Douglas Covington

    s/Beverley E. Dalton                        March 27, 2003
      Beverley E. Dalton

    s/Daniel D. Hamrick                         March 27, 2003
      Daniel D. Hamrick

    s/F. Courtney Hoge                          March 27, 2003
      F. Courtney Hoge

    s/Walter A. Hunt                            March 27, 2003
      Walter A. Hunt

    s/Steven D. Irvin                           March 27, 2003
      Steven D. Irvin

    s/Clark Owen, Jr.                           March 27, 2003
      Clark Owen, Jr.

    s/B.L. Rakes                                March 27, 2003
      B.L. Rakes

    s/Charles W. Steger                         March 27, 2003
      Charles W. Steger

    s/Carl E. Tarpley, Jr.                      March 27, 2003
      Carl E. Tarpley, Jr.

    s/Jon T. Wyatt                              March 27, 2003
      Jon T. Wyatt

                               CERTIFICATIONS

     I, Samuel H. Tollison, certify that:

     1.     I have reviewed this annual report on Form 10-K of FNB
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003           s//Samuel H. Tollison
                               Samuel H. Tollison
                               President & Chief Executive Officer

                               CERTIFICATIONS

     I, Daniel A. Becker., certify that:

     1.     I have reviewed this annual report on Form 10-K of FNB
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003           s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(13)        2002 Annual Report to Stockholders

(21)        Subsidiaries of the Registrant

            Name of Subsidiary                   Incorporation

            First National Bank                  United States
            FNB Financial Services, Inc.         Virginia
            FNBO Co., Inc.                       Virginia
            Salem Bank and Trust, N.A.           United States