Form 10-Q
period 2003-03-31
FNB CORP \VA\
filed 2003-04-30
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2003
                                      or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).       X Yes        No


           5,807,913 shares outstanding as of April 10, 2003

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            March 31, 2003                                                   3

            Consolidated Balance Sheet as of December 31, 2002               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three-month periods
            ended March 31, 2003 and 2002                                  5-6

            Unaudited Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 2003 and 2002              7-8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2002           9

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2003          10

            Notes to Consolidated Financial Statements                   11-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-16

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  17-18

  Item 4.   Controls and Procedures                                         19

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               20

  Item 2.   Changes in Securities and Use of Proceeds                       20

  Item 3.   Defaults Upon Senior Securities                                 20

  Item 4.   Submission of Matters to a Vote of Security Holders             20

  Item 5.   Other Information                                               20

  Item 6.   Exhibits and Reports on Form 8-K                                20

            Signatures                                                      21

            Certifications                                               22-25

            Index to Exhibits                                               26

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   33,882
Federal funds sold                                                  2,900
Securities available-for-sale, at fair value                      137,625
Securities held-to-maturity, at amortized cost (fair
  value approximated $15,957)                                      15,355
Other investments at cost                                           5,544
Mortgage loans held for sale                                       25,045
Loans:
      Commercial                                                   78,716
      Consumer                                                    133,966
      Real estate - commercial                                    233,592
      Real estate - construction                                   57,143
      Real estate - mortgage                                      211,633
            Total loans, net of unearned income                   715,050
      Less allowance for loan losses                                9,794
            Loans, net                                            705,256
Bank premises and equipment, net                                   23,211
Other real estate owned                                               947
Goodwill                                                           21,735
Core deposit intangibles                                            4,564
Other assets                                                       21,962
            Total assets                                       $  998,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                      $  115,334
      Interest-bearing demand and savings deposits                292,937
      Time deposits                                               346,558
      Certificates of deposit of $100,000 and over                 95,480
            Total deposits                                        850,309
Short term borrowings                                               6,814
Long term debt                                                     38,465
Other liabilities                                                   5,529
            Total liabilities                                     901,117
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 5,807,913 shares              29,040
      Surplus                                                      51,383
      Unearned ESOP shares (37,081 shares)                           (534)
      Retained earnings                                            14,609
      Accumulated other comprehensive income (loss)                 2,411
            Total stockholders' equity                             96,909
            Total liabilities and stockholders' equity         $  998,026

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2002
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                        $   29,241
Federal funds sold                                                 11,150
Securities available-for-sale, at fair value                      141,888
Securities held-to-maturity, at amortized cost (fair
  value approximated $16,681)                                      16,075
Other investments at cost                                           5,320
Mortgage loans held for sale                                       34,271
Loans:
      Commercial                                                   76,665
      Consumer                                                    133,304
      Real estate - commercial                                    225,316
      Real estate - construction                                   49,186
      Real estate - mortgage                                      207,190
            Total loans, net of unearned income                   691,661
      Less allowance for loan losses                                9,466
            Loans, net                                            682,195
Bank premises and equipment, net                                   23,201
Other real estate owned                                             1,001
Goodwill                                                           21,735
Core deposit intangibles                                            4,804
Other assets                                                       21,550
            Total assets                                       $  992,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                      $  104,710
      Interest-bearing demand and savings deposits                291,391
      Time deposits                                               358,273
      Certificates of deposit of $100,000 and over                 91,314
            Total deposits                                        845,688
Short term borrowings                                               8,071
Long term debt                                                     38,531
Other liabilities                                                   5,042
            Total liabilities                                     897,332
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 25,000,000
            shares; issued and outstanding 5,807,508 shares        29,038
      Surplus                                                      51,289
      Unearned ESOP shares (49,490 shares)                           (721)
      Retained earnings                                            12,588
      Accumulated other comprehensive income (loss)                 2,905
            Total stockholders' equity                             95,099
            Total liabilities and stockholders' equity         $  992,431

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Three Months Ended
                                               March 31
                                           2003       2002
Interest income:
  Interest and fees on loans           $ 11,928     12,422
  Interest on securities:
    Taxable                               1,546      2,153
    Nontaxable                              313        422
  Interest on federal funds sold and
    short term investments                  361        227
         Total interest income           14,148     15,224
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             542        844
  Interest on time deposits               2,923      3,490
  Interest on certificates of
    deposit of $100,000 and over            885        962
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                 12         21
  Interest on long term debt                476        486
         Total interest expense           4,838      5,803
         Net interest income              9,310      9,421
Provision for loan losses                   497        466
         Net interest income after
           provision for loan losses      8,813      8,955
Noninterest income:
  Service charges on deposit accounts     1,146        614
  Loan origination fees                   1,444        537
  Other service charges and fees            523        619
  Other income                              511        406
  Securities gains (losses), net             45         (3)
         Total noninterest income         3,669      2,173

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Three Months Ended March 31, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Three Months Ended
                                               March 31
                                           2003       2002
Noninterest expense:
  Salaries and employee benefits          4,299      3,795
  Occupancy and equipment expense,net     1,437      1,194
  Cardholder/merchant processing            160        240
  Supplies expense                          204        189
  Telephone expense                         163        160
  Amortization of core deposit
    intangibles                             240        268
  Other expenses                          1,577      1,433
         Total noninterest expense        8,080      7,279
Income before income tax expense          4,402      3,849
Income tax expense                        1,397      1,265
         Net income                    $  3,005      2,584
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities        (449)      (549)
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                        (45)         3
    Other comprehensive income             (494)      (546)

          Comprehensive income         $  2,511      2,038

         Basic earnings per share      $   0.52       0.45
         Diluted earnings per share    $   0.51       0.44
         Dividends declared per
           share                       $   0.17       0.17
         Average number basic
           shares outstanding         5,769,406  5,778,257
         Average number diluted
           shares outstanding         5,836,050  5,827,270

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from operating activities:
      Net income                                           $  3,005    2,584
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           497      466
            Depreciation and amortization of bank
                  premises and equipment                        636      628
            Amortization of core deposit intangibles            240      268
            ESOP compensation                                    87      209
            Stock awards compensation                            37       39
            Amortization of premiums and accretion
                  of discounts, net                             289      122
            (Gain) loss on sale of securities, net              (45)       3
            Net gain on sale of fixed assets and
                  other real estate                             (12)    (129)
            Net decrease in mortgage loans held
                  for sale                                    9,226    6,339
            Increase in other assets                           (189)  (3,788)
            Increase (decrease) in other liabilities            487  (13,579)
                  Net cash provided by (used in)
                        operating activities                 14,258   (6,838)

Cash flows from investing activities:
      Net (increase) decrease in federal funds sold           8,250  (11,390)
      Net decrease in short term investments                      -   16,549
      Proceeds from sales of securities available-
            for-sale                                          6,318    1,343
      Proceeds from calls and maturities of
            securities available-for-sale                    30,240    7,020
      Proceeds from calls and maturities of
            securities held-to-maturity                       1,151    2,974
      Purchase of securities available-for-sale             (33,512)  (1,991)
      Purchase of securities held-to-maturity                  (430)       -
      Net increase in loans                                 (23,921)  (5,224)
      Proceeds from sale of fixed assets and
            other real estate owned                             371      124
      Recoveries on loans previously charged off                 58       57
      Bank premises and equipment expenditures                 (646)    (534)
                  Net cash provided by (used in)
                        investing activities                (12,121)   8,928

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Three Months Ended March 31, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from financing activities:
      Net increase in demand and savings deposits            12,170   18,033
      Net decrease in time deposits and
            certificates of deposit                          (7,549) (20,620)
      Net decrease in federal funds purchased
            and securities sold under agreements
            to repurchase                                    (1,257)    (472)
      Net increase (decrease) in long term debt                 (66)   1,385
      Principal payments on ESOP debt                           187     (209)
      Repurchase FNB Corporation stock                           (6)  (1,026)
      Stock options exercised                                     9        -
      Dividends paid                                           (984)  (1,004)
                  Net cash provided by (used in)
                        financing activities                  2,504   (3,913)
Net increase (decrease)in cash and due from banks             4,641   (1,823)
Cash and due from banks at beginning of period               29,241   28,817
Cash and due from banks at end of period                   $ 33,882   26,994

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2002
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income   Total
Balances at
 December 31, 2001   $27,696   47,481   (1,139)    11,718     877   $86,633

Net Income                 -        -        -      2,584       -     2,584
Cash dividends,
 $0.17 per share           -        -        -       (988)      -      (988)
6% Stock dividend      1,649    4,633        -     (6,282)      -         -
Cash payment for
 fractional shares
 on 6% stock
 dividend                  -        -        -        (16)      -       (16)
ESOP shares
 allocated upon
 loan repayment            -        -      209          -       -       209
Stock awards
 issued                    6       29        -          -       -        35
Stock options
 exercised                 -      (33)       -          -       -       (33)
Repurchase and
 retirement of
 common stock           (257)    (776)       -          -       -    (1,033)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(628)                    -        -        -          -  (1,220)   (1,220)
Adjustment related
 to purchase of
 Salem Community
 Bankshares, Inc.         10       30        -          -       -        40
Balances at
 March 31, 2002      $29,104   51,364     (930)     7,016    (343)  $86,211

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2003
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2002   $29,038   51,289     (721)    12,588   2,905   $95,099

Net Income                 -        -        -      3,005       -     3,005
Cash dividends,
 $0.17 per share           -        -        -       (984)      -      (984)
ESOP shares
 allocated upon
 loan repayment            -       87      187          -       -       274
Stock awards
 issued                    1        5        -          -       -         6
Stock options
 exercised                 2        7        -          -       -         9
Repurchase and
 retirement of
 common stock             (1)      (5)       -          -       -        (6)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 ($254)                    -        -        -          -    (494)     (494)

Balances at
 March 31, 2003      $29,040   51,383     (534)    14,609   2,411   $96,909

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2003 and 2002
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of March 31, 2003; the consolidated statements of income, the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the three-months ended
      March 31, 2003 and 2002.

      The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company's 2002 annual report to stockholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2002 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                             Three Months Ended
                                                  March 31,
                                               2003     2002

      Balance at beginning of period        $ 9,466    8,827
      Provisions for loan losses                497      466
      Loan recoveries                            58       57
      Loan charge-offs                         (227)    (320)

      Balance at end of period              $ 9,794    9,030


      Nonperforming assets consist of the following:

                                           March 31    December 31,
                                             2003         2002

      Nonaccrual loans                   $  2,319        2,914
      Other real estate owned                 947        1,001
      Loans past due over 90 days             336          596
        Total nonperforming assets       $  3,602        4,511


      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2003.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2003 and December 31, 2002 were collateralized by investment securities controlled by the Corporation with a book value of $11,994 and $13,427, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $23,001 and $23,067 on March 31, 2003 and December 31, 2002, respectively. The interest rates on the advances as of March 31, 2003 range from
      3.6 to 7.3 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 units.

      FNB Corporation participated in a pool of subordinated debt securities issued by FNB Corporation and other financial institutions to a trust in a method generally referred to as trust preferred financing. FNB Corporation borrowed $15,464 that matures on December 18, 2031.

      Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty.
      Proceeds were principally used to pay cash to Salem Community Bankshares, Inc. shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes.

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

Forward Looking Information

This report may contain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (5) costs or difficulties related to the integration of the businesses of the Corporation and its merger partners may be greater than expected; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Corporation; and (7) adverse changes may occur in the securities markets.

Pending Acquisitions

On March 21, 2003, FNB Corporation (the "Company") announced that it had executed an Agreement and Plan of Merger, dated as of March 20, 2003, between the Company and Bedford Bancshares, Inc. ("Bedford"), pursuant to which Bedford will merge with and into the Company, with Bedford Federal Savings Bank, FSB, Bedford's subsidiary, becoming a wholly-owned subsidiary of the Company.

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

Information on pro forma financial statements relating to the prospective merger is incorporated by reference to the S-4 filed on April 24, 2003 under the heading "Unaudited Pro Forma Combined Condensed Financial Statements".

Net Income

Net income for the first quarter 2003 was $3,005 compared to $2,584 in the same quarter last year, an increase of 16.3%. Basic earnings per share increased 15.6%, from $.45 to $.52 for the same period. This increase was due to higher noninterest revenues, partially offset by lower net interest income and higher noninterest expense.

Net Interest Income

Net interest income currently provides over 70% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities. Net interest income before provision for loan losses and net interest margin respectively were $9,310 and 4.25% for the three months ending March 31, 2003 compared to $9,421 and 4.53% as of March 31, 2002. The reduction in net interest income and margin was due primarily to a decline in yields on loans relative to deposits in a lower rate environment (-$809). Loan yields dropped 86 basis points while the cost of interest-bearing deposits dropped only 62 basis points. Further reductions in deposit costs are limited because many products are close to pricing floors. The decline in net interest income due to rates was partially offset by growth in earning assets ($455) and a favorable change in the percent composition of the deposit base from higher cost certificates of deposit and individual retirement accounts to lower-cost transaction account balances ($243).

Provision for Loan Losses

The provision for loan losses was up slightly, from $466 in the first quarter of last year to $497 this year primarily due to loan growth. Net charge-offs were down from $263 last year to $169 this year. The allowance as a percent of loans was $1.37% at March 31, 2003 compared to 1.37% at December 31, 2002 and 1.38% at March 31, 2002.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $3,669 in the first quarter 2003 compared to $2,173 in the first quarter of last year for a difference of $1,496. This increase was primarily due to higher mortgage origination revenue of $907 due to the low interest rate environment and resultant high level of refinancing activity plus the establishment of a wholesale mortgage operation. The remainder was due to revenue realized from the successful launch of a new "Overdraft Privilege" product in October 2002 and higher revenue from bank owned life insurance resulting from an increased investment in this product in March 2002.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, cardholder and merchant processing, supplies and other expenses were $8,080 in the first quarter 2003 compared to $7,279 for the three months ended March 31, 2002, an increase of $801. The increase was due primarily to expenses associated with growth in the secondary mortgage function and the new "Overdraft Privilege" product ($445). Excluding these expenses, noninterest expense growth was 5%. The remainder of the increases was spread among many categories including higher benefit costs, building maintenance and service contract expense.

Income Taxes

Income tax expense as a percentage of pre-tax income as of March 31, 2003 was 31.7% versus 32.9% for the same period last year. This is due to a higher investment in tax-free bank owned life insurance (BOLI).

Balance Sheet

Total assets of the Corporation increased from $992,431 at December 31, 2002 to $998,026 at March 31, 2003. This increase was due primarily to loan growth and higher cash and due from bank balances, largely offset by decreases in fed funds sold and other investments.

Cash and due from bank balances are up $4,641 at March 31, 2003 compared to December 31, 2002. These balances fluctuate considerably from day to day depending on deposit activity and clearing balances with other banks. The average cash and due from bank balance for the quarter was lower than December 31, 2002 and lower than the fourth quarter average, 2002.

Total loans grew 3.0% or $23,389 since year-end, from $691,661 to $715,050. The growth occurred principally in the commercial real estate and construction categories ($16,233) and consumer real estate category ($4,443). The Corporation is experiencing good growth in residential construction and other real estate projects. Demand has improved recently as we moved past the winter months.

Fed funds sold and other investments declined $8,250 and $4,759, respectively, to fund the growth in loans. Mortgages held for sale balances are down from $34,271 at year-end to $25,045 at March 31, 2003. These balances tend to fluctuate on a day-to-day basis. Total monthly mortgage production in the secondary mortgage area continues to be strong.

Total deposits grew from $845,688 at December 31, 2002 to $850,309 at March 31, 2003. Lower-cost core noninterest-bearing and interest-bearing demand and savings deposits grew a strong 3.1% (12.4% annualized) or $12,170. Higher cost time deposits and certificates of deposits over $100,000 (CDs)had a net decline of $7,519 due to highly competitive pricing in our markets. The Corporation attempts to price CDs so the excess funds provided can be invested profitability in the investment portfolio.

Stockholders' Equity

Stockholders' equity increased $1,810, from $95,099 at December 31, 2002 to $96,909 at March 31, 2003 due primarily to earnings net of dividends ($2,021). This increase was partially offset by a $494 decline in the market value of securities available for sale.

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest was still accruing, other real estate and nonaccrual loans totaled $3,602 at March 31, 2003 compared to $4,511 at December 31, 2001. Expressed as a percent of total loans, nonperforming assets declined from .65% to .50%. This decrease is attributable to the satisfactory resolution of several nonaccrual loans on the books at December 31, 2002 and no major additions to nonaccruals this year.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                   2.24%
           + 2.00                                    1.48
           + 1.00                                    0.75
           - 1.00                                   -0.66
           - 2.00                                   -1.62
           - 3.00                                   -2.65


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At February 28, 2003 the Corporations' sensitivity to changes in interest rates were within management's targets.

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


                              FNB Corporation


Date  April 30, 2003          s/Samuel H. Tollison
                              Samuel H. Tollison
                              President & Chief Executive Officer



Date  April 30, 2003          s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                               CERTIFICATIONS

     I, Samuel H. Tollison, certify that:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003           s/Samuel H. Tollison
                               Samuel H. Tollison
                               President & Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003           s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(2)C Merger agreement dated March 20, 2003 between FNB Corporation and Bedford Bancshares, Inc.

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

(3)(iii)    Registrant's Bylaws

(10)        Material Contracts

(10)A First Amendment to Consulting and Noncompetition Agreement dated December 23, 1999, between Samuel H. Tollison and FNB Corporation, filed with the Commission as Exhibit (10)B on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

(10)B Employment agreement dated April 1, 2002 between FNB Corporation and Julian D. Hardy, Jr., filed with the Commission as exhibit
            (10)A on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)C Employment agreement dated April 1, 2002 between FNB Corporation and Peter A. Seitz, filed with the Commission as exhibit (10)B on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)D Employment agreement dated April 1, 2002 between FNB Corporation and Litz H. Van Dyke, filed with the Commission as exhibit (10)C on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.