Form 10-Q
period 2003-06-30
FNB CORP \VA\
filed 2003-08-08
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2003
                                      or

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


            5,822,894 shares outstanding as of July 9, 2003

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            June 30, 2003                                                    3

            Consolidated Balance Sheet as of December 31, 2002               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and six-month
            periods ended June 30, 2003 and 2002                           5-6

            Unaudited Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 2003 and 2002                 7-8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the six-month period ended June 30, 2002              9

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the six-month period ended June 30, 2003             10

            Notes to Consolidated Financial Statements                   11-15

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16-23

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  24-25

  Item 4.   Controls and Procedures                                         26

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               27

  Item 2.   Changes in Securities and Use of Proceeds                       27

  Item 3.   Defaults Upon Senior Securities                                 27

  Item 4.   Submission of Matters to a Vote of Security Holders             27

  Item 5.   Other Information                                               27

  Item 6.   Exhibits and Reports on Form 8-K                                28

            Signatures                                                      29

            Certifications                                               30-33

            Index to Exhibits                                            34-35

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2003
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   28,625
Federal funds sold                                                  8,700
Securities available-for-sale, at fair value                      150,652
Securities held-to-maturity, at amortized cost (fair
  value approximated $14,243)                                      13,650
Other investments at cost                                           5,999
Mortgage loans held for sale                                       28,023
Loans:
      Commercial                                                   87,552
      Consumer                                                    136,773
      Real estate - commercial                                    238,025
      Real estate - construction                                   61,642
      Real estate - mortgage                                      211,587
            Total loans, net of unearned income                   735,579
      Less allowance for loan losses                               10,074
            Loans, net                                            725,505
Bank premises and equipment, net                                   23,121
Other real estate owned                                               938
Goodwill                                                           21,735
Core deposit intangibles                                            4,324
Other assets                                                       22,692
            Total assets                                      $ 1,033,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   121,052
      Interest-bearing demand and savings deposits                310,354
      Time deposits                                               339,697
      Certificates of deposit of $100,000 and over                 99,668
            Total deposits                                        870,771
Short term borrowings                                               7,404
Long term debt                                                     50,803
Other liabilities                                                   5,097
            Total liabilities                                     934,075
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 5,822,694 shares              29,113
      Surplus                                                      51,687
      Unearned ESOP shares (31,297 shares)                           (489)
      Retained earnings                                            16,629
      Accumulated other comprehensive income (loss)                 2,949
            Total stockholders' equity                             99,889
            Total liabilities and stockholders' equity        $ 1,033,964



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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Six Months Ended
                                               June 30           June 30
                                           2003       2002    2003       2002
Interest income:
  Interest and fees on loans           $ 11,835     12,212  23,763     24,634
  Interest on securities:
    Taxable                               1,443      2,105   2,989      4,258
    Nontaxable                              295        404     608        826
  Interest on federal funds sold and
    short term investments                  273        123     634        350
         Total interest income           13,846     14,844  27,994     30,068
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             538        823   1,080      1,667
  Interest on time deposits               2,715      3,018   5,638      6,508
  Interest on certificates of
    deposit of $100,000 and over            886      1,139   1,771      2,101
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                 18         33      30         54
  Interest on long term debt                515        498     991        984
         Total interest expense           4,672      5,511   9,510     11,314
         Net interest income              9,174      9,333  18,484     18,754
Provision for loan losses                   462        316     959        782
         Net interest income after
           provision for loan losses      8,712      9,017  17,525     17,972
Noninterest income:
  Service charges on deposit accounts     1,216        705   2,362      1,319
  Loan origination fees                   1,837        442   3,281        979
  Other service charges and fees            588        386   1,111      1,005
  Other income                              466        576     977        982
  Gain on sale of bankcards                   -      1,206       -      1,206
  Securities gains (losses), net              1        159      46        156
         Total noninterest income         4,108      3,474   7,777      5,647

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended     Six Months Ended
                                             June 30            June 30
                                          2003      2002     2003       2002
Noninterest expense:
  Salaries and employee benefits      $  4,842     4,131     9,141     7,926
  Occupancy and equipment expense,net    1,367     1,245     2,804     2,439
  Cardholder/merchant processing           100       161       260       401
  Supplies expense                         174       239       378       428
  Telephone expense                        134       199       297       359
  Amortization of core deposit
    intangibles                            239       534       480       534
  Other expenses                         1,527     1,174     3,103     2,875
         Total noninterest expense       8,383     7,683    16,463    14,962
Income before income tax expense         4,437     4,808     8,839     8,657
Income tax expense                       1,431     1,571     2,828     2,836
         Net income                   $  3,006     3,237     6,011     5,821
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities        539     1,876        90     1,327
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                        (1)     (159)      (46)     (156)
    Other comprehensive income             538     1,717        44     1,171

          Comprehensive income        $  3,544     4,954     6,055     6,992

          Basic earnings per share    $   0.52      0.56      1.04      1.01
          Diluted earnings per share  $   0.51      0.55      1.03      1.00
          Dividends declared per
            share                     $   0.17      0.17      0.34      0.34
          Average number basic
            shares outstanding       5,779,717 5,750,289 5,774,590 5,764,195
          Average number diluted
            shares outstanding       5,843,836 5,833,568 5,839,404 5,831,777



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from operating activities:
      Net income                                           $  6,011    5,821
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           959      782
            Depreciation and amortization of bank
                  premises and equipment                      1,251    1,225
            Amortization of core deposit intangibles            480      534
            ESOP compensation                                   169      209
            Stock awards compensation                           119       81
            Amortization of premiums and accretion
                  of discounts, net                             644      365
            Gain on sale of securities, net                     (46)    (156)
            Net (gain) loss on sale of fixed assets
                  and other real estate                          16     (129)
            Gain on sale of bankcard portfolio                    -   (1,206)
            Net decrease in mortgage loans held
                  for sale                                    6,248    4,281
            Increase in other assets                         (1,063)  (9,765)
            Increase (decrease) in other liabilities             55  (14,897)
                  Net cash provided by (used in)
                        operating activities                 14,843  (12,855)

Cash flows from investing activities:
      Net (increase) decrease in federal funds sold           2,450  (11,540)
      Net decrease in short term investments                      -   16,549
      Proceeds from sales of securities available-
            for-sale                                          6,353    1,343
      Proceeds from calls and maturities of
            securities available-for-sale                    49,857   42,377
      Proceeds from calls and maturities of
            securities held-to-maturity                       2,860    8,772
      Purchase of securities available-for-sale             (66,187) (44,910)
      Purchase of securities held-to-maturity                  (430)    (356)
      Sale of bankcard portfolio                                  -   10,266
      Net increase in loans                                 (45,182) (19,562)
      Proceeds from sale of fixed assets and
            other real estate owned                             811      820
      Recoveries on loans previously charged off                168      245
      Bank premises and equipment expenditures               (1,190)  (1,243)
                  Net cash provided by (used in)
                        investing activities                (50,490)   2,761

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Six Months Ended June 30, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from financing activities:
      Net increase in demand and savings deposits            35,305   40,454
      Net decrease in time deposits and
            certificates of deposit                         (10,222) (24,124)
      Net decrease in federal funds purchased
            and securities sold under agreements
            to repurchase                                      (667)    (563)
      Proceeds from issuance of trust preferred
            securities                                       12,372        -
      Net increase (decrease) in long term debt                (100)     814
      Principal payments on ESOP debt                           232     (209)
      Repurchase FNB Corporation stock                          (88)  (1,408)
      Stock options exercised                                   169        -
      Dividends paid                                         (1,970)  (1,976)
                  Net cash provided by financing
                        activities                           35,031   12,988
Net increase (decrease)in cash and due from banks              (616)   2,894
Cash and due from banks at beginning of period               29,241   28,817
Cash and due from banks at end of period                   $ 28,625   31,711



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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2003
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2002   $29,038   51,289     (721)    12,588   2,905   $95,099

Net Income                 -        -        -      6,011       -     6,011
Cash dividends,
 $0.34 per share           -        -        -     (1,970)      -    (1,970)
ESOP shares
 allocated upon
 loan repayment            -      169      232          -       -       401
Stock awards
 issued                   38      185        -          -       -       223
Stock options
 exercised                52      117        -          -       -       169
Repurchase and
 retirement of
 common stock            (15)     (73)       -          -       -       (88)
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $23                       -        -        -          -      44        44

Balances at
 June 30, 2003       $29,113   51,687     (489)    16,629   2,949   $99,889



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2003 and 2002
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of June 30, 2003; the consolidated statements of income, for the three and six-months ended June 30, 2003 and 2002, and the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the six-months ended
      June 30, 2003 and 2002.

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


(3)   Changes in Significant Accounting Policies

      The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding.
      To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share.

      In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation." This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and six month periods ended June 30, 2003 and 2002 would have been estimated as follows:

                                         Quarter Ended    Six Months Ended
                                            June 30,          June 30,
                                          2003    2002       2003    2002
Net income as reported                 $ 3,006     3,237     6,011     5,821
Less:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                               35        32        72        56
                                       $ 2,971     3,205     5,939     5,765

Earnings per share:
Basic as reported                      $  0.52      0.56      1.04      1.01
Basic pro forma                           0.51      0.56      1.03      1.00

Diluted as reported                       0.51      0.55      1.03      1.00
Diluted pro forma                         0.51      0.55      1.02      0.99

Basic average shares                     5,780     5,750     5,775     5,764
Diluted average shares                   5,844     5,834     5,839     5,832

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended    Six Months Ended
                                            June 30,          June 30,
                                          2003    2002       2003    2002
      Balance at beginning of period  $  9,794   9,030      9,466   8,827
      Provisions for loan losses           462     316        959     782
      Loan recoveries                      110     188        168     245
      Loan charge-offs                    (292)   (222)      (519)   (542)

      Balance at end of period        $ 10,074   9,312     10,074   9,312

      Nonperforming assets consist of the following:

                                           June 30    December 31,
                                             2003         2002
      Nonaccrual loans                   $  2,374        2,914
      Other real estate owned                 938        1,001
      Loans past due over 90 days             552          596
        Total nonperforming assets       $  3,864        4,511

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2003.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2003 and December 31, 2002 were collateralized by investment securities controlled by the Corporation with a book value of $10,952 and $13,427, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $22,967 and $23,067 on June 30, 2003 and December 31, 2002, respectively.
      The interest rates on the advances as of June 30, 2003 range from
      3.6 to 7.3 percent and have maturity dates through June 7, 2010. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

      FNB Corporation participated in a pool of subordinated debt securities issued by FNB Corporation and other financial institutions to a trust in a method generally referred to as trust preferred financing. FNB Corporation borrowed $15,464 that matures on December 18, 2031.

      Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty.
      Proceeds were principally used to pay cash to Salem Community Bankshares, Inc. shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes. In addition, FNB Corporation borrowed $12,372 that matures on June 26, 2033. Interest is payable quarterly at the three month LIBOR rate plus
      3.10%. The rate may not exceed 11.75% prior to June 26, 2008, and the borrowing may be repaid on or after this date without penalty. Proceeds will be principally used to pay cash to Bedford
      Bancshares, Inc. shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes.


(6)   Recent Accounting Pronouncements

      In April 2003, FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This new standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a material effect on the Company.

      In April 2003, FASB issued FAS 150, "Accounting for Certain
      Financial Instruments with Characteristics of both Liabilities and Equity." This new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is (1) issued in the form of shares that is mandatorily redeemable, (2) at inception embodies an obligation to repurchase the issuer's equity, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, or (3) embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares provided certain conditions are met; as a liability (or asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement is not expected to have a material effect on the Company, as it has previously reported its trust preferred securities as a liability.

(7)  SEGMENT INFORMATION

      The Corporation operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. The Corporation's mortgage banking segment consists of mortgage brokerage facilities that originate and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Corporation described in Note 1.

YTD June 30, 2003

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income   $  18,425          412       (353)         -     18,484
Provision for loan
  losses                    959            -          -          -        959
Net interest income
  after provision
  for loan losses        17,466          412       (353)         -     17,525
Other income              4,473        3,304      6,356     (6,356)     7,777
Other expenses           14,477        1,483      6,859     (6,356)    16,463
Income (loss)
  before income
  taxes                   7,462        2,233       (856)         -      8,839
Income tax
  (benefit)               2,374          759       (305)         -      2,828
Net income            $   5,088        1,474       (551)         -      6,011
Average assets        $ 964,050       23,071    114,281   (107,442)   993,960

YTD June 30, 2002

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income   $  18,992          134       (372)         -     18,754
Provision for loan
  losses                    782            -          -          -        782
Net interest income
  after provision
  for loan losses        18,210          134       (372)         -     17,972
Other income              4,809          838      5,426     (5,426)     5,647
Other expenses           13,927          637      5,824     (5,426)    14,962
Income (loss)
  before income
  taxes                   9,092          335       (770)         -      8,657
Income tax
  (benefit)               2,999*         114       (277)         -      2,836
Net income            $   6,093          221       (493)         -      5,821
Average assets        $ 924,948        6,845    104,840    (98,654)   937,979



*  Includes $796 non-recurring gain on sale of bankcard portfolio.

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

Under the terms of the transaction, Bedford shareholders will receive from
0.8066 to 0.9135 shares of Company common stock, or the equivalent cash value per share, for each outstanding share of Bedford common stock. The exchange will float between the Company's per share market value of $26.00 to $30.00 and will be fixed outside of that range. Approximately 20% of the total consideration will be cash, subject to election procedures set forth in the Merger Agreement. The Merger is expected to close August 1, 2003.

The following Pro Forma Combined Condensed Balance Sheet reflects FNB's acquisition of Bedford using the latest audited financial statements of each; December 31, 2002 as to FNB and September 30, 2002 as to Bedford.
Adjustments to reflect the transaction and adjust assets and liabilities acquired to estimated fair values are reflected as "Bedford Adjustments."
The following Pro Forma Combined Condensed Statement of Income reflects the combined operations of FNB and Bedford using the latest audited financial statements of each and reflecting the acquisition as though it occurred at the beginning of 2002, with amortization of estimated purchase adjustments and the financing cost of the transaction reflected as

"Bedford Adjustments" for a full twelve month period of operations. All adjustments have been made using FNB's market value at the date of announcement of the transaction and an 80%/20% allocation of the purchase price to stock/cash consideration. It should be noted that per the Definitive Agreement, the final exchange ratio will adjust within fixed parameters at closing and the mix of consideration may fluctuate.

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

(8)   ($3,072) Fair value adjustment.

(9) ($14,328) Fair value adjustment on borrowings ($3,370) plus cash consideration paid to Bedford shareholders ($9,696) plus cash payment for investment banking, legal fees and employee contracts of $1,262. Cash consideration equals 2,003,560 Bedford shares times .8136 exchange ratio (exchange ratio per agreement at FNB stock price of $29.74) times 20% cash times $29.74 value of FNB stock equals $9,696. $3,370 plus $9,696 plus $1,262 equals $14,328.

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

(14) (-$22) Elimination of Bedford unrealized appreciation on securities available-for-sale Securities written to fair value.

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


Net Income

Net income for second quarter 2003 was $3,006 compared to $3,237 in the same quarter last year. Earnings per share were $.52 compared to $.56. In the second quarter 2002, the Corporation sold its bankcard portfolio ($9.1 million in balances) and realized a pre-tax gain of $1,206 and an after-tax gain of $796. Excluding this non-recurring gain, net income for the quarter was up $565 or 23.1% and earnings per share were up $.10 or 22.8%.

Year-to-date June net income was $6,011 compared to $5,821 and earnings per share were $1.04 compared to $1.01. Excluding the bankcard gain, net income and earnings per share were up 19.6% and 19.3% respectively.

The increase in net income excluding the bankcard gain for both the quarter and year-to-date were up primarily due to higher noninterest revenues, partially offset by lower net interest income and higher noninterest expense.

Net Interest Income

Net interest income currently provides over 70% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses and net interest margin respectively were $9,174 and 4.09% for the three months ending June 30, 2003 compared to $9,333 and 4.46% for the same period last year. The reduction in net interest income and margin was due primarily to a sharper decline in yields on loans and investments relative to deposits in a declining rate environment. Net interest income was impacted negatively by $1,055 due to lower rates. Loan yields dropped 87 basis points while the cost of interest-bearing deposits dropped only 57 basis points. Further reductions in deposit costs are limited because many products are close to pricing floors. The decline in net interest income due to rates was partially offset by growth in earning assets which impacted net interest income by a positive $608 and a favorable change in the percent composition (mix) of the deposit base from higher cost certificates of deposit and individual retirement accounts to lower-cost transaction account balances. Net interest income was impacted positively by $288 due to this change in deposit mix.

Year-to-date June 30 net interest income before provision for loan losses and net interest margin respectively were $18,484 and 4.17% compared to $18,754 and 4.49% for the same period last year. The decline was due to the same reasons discussed above in the second quarter. Net interest income was unfavorably impacted by $1,866 due to rates, favorably by $1,064 due to growth and favorably by $532 due to a change in deposit mix to lower cost transaction deposits.

Provision for Loan Losses

The provision for loan losses increased from $316 in the second quarter of 2002 to $462 in the second quarter of this year, and from $782 in the first six months of 2002 to $959 this year due to loan growth. Net charge-offs were up slightly from $297 in the first six months of last year to $351 for year-to-date June of this year. Net charge-offs as a percent of average loans were ..09% last year compared to .10% this year.

The allowance as a percent of loans remained the same at 1.37% at June 30, 2003 as it was at year-end 2002.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $4,108 in the second quarter of 2003 compared to $3,474 in the second quarter of last year for a difference of $634. Excluding the gain on the bankcard sale, noninterest income was up $1,840 or 81.1%. This increase was primarily due to higher mortgage revenue of $1,395 due to the low interest rate environment and resultant high level of refinancing activity plus the establishment of a wholesale mortgage operation. Mortgage volume increased from $29 million in the second quarter of last year to $133 million this year. The remainder of the increase in noninterest income was due primarily to revenue realized from the successful launch of a new "Overdraft Privilege" product in October 2002.

Year-to-date June 30, 2003 noninterest income was $7,777 compared to $5,647 for the same period last year. Excluding the bankcard sale, noninterest income increased $3,336. This increase was due primarily to mortgage volume and the "Overdraft Privilege" product discussed above.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, cardholder and merchant processing, supplies and other expenses increased $700, from $7,683 in the second quarter 2002 to $8,383 for the three months ended June 30, 2003. Most of this increase ($587) was due to expenses associated with growth in the secondary mortgage function and the new "Overdraft Privilege" product. Excluding these expenses, noninterest expense growth was 1.5%.

Year-to-date June 30 noninterest expense increased $1,501, from $14,962 last year to $16,463 this year. Of this amount, $1,032 was due to the growth of the mortgage function and the new overdraft product. The remainder of the increase was due to higher benefit costs, partially offset by lower bankcard expense due to the sale of the bankcard portfolio and one-time merger expenses incurred last year.

Income Taxes

Income tax expense as a percentage of pre-tax income as of June 30, 2003 was 32.0% versus 32.8% for the same period last year. This was primarily due to a higher investment in tax-free bank owned life insurance (BOLI).

Balance Sheet

Total assets of the Corporation increased 4.2% from $992,431 at December 31, 2002 to $1,033,964 as loans grew on the asset side, and deposits and long-term debt expanded on the liability side. These categories are discussed in more detail below.

Total loans grew 6.3% or $43,918 since year-end, from $691,661 to $735,579. The growth occurred principally in the commercial and commercial real estate categories.

Fed funds sold, securities and other investments grew $4,568 by the net change in funds provided by deposits, borrowings and equity over asset growth (increase in loans net of a decline of $6,248 in mortgage loans held for sale). Mortgage loans held for sale tend to fluctuate on a day-to-day basis. Total monthly mortgage production in the secondary mortgage area continues to be strong.

Total deposits grew $25,083, from $845,688 at December 31, 2002 to $870,771 at June 30, 2003. Lower-cost core noninterest-bearing and interest-bearing demand and savings deposits grew 8.9% (17.8% annualized) or $35,305. Higher cost time deposits and certificates of deposit over $100,000 (CDs) had a net decline of $10,222 due to highly competitive pricing in our market. The Corporation attempts to price CDs so the excess funds provided can be invested profitability in the investment portfolio.

Long Term Debt

Long term debt increased by $12,272 primarily due to the issuance of $12,372 of trust preferred stock via participation in a trust-preferred pool. These funds will substantially be used to pay the cash portion of the consideration to the stockholders of Bedford.

Stockholders' Equity

Stockholders' equity increased $4,790, from $95,099 at December 31, 2002 to $99,889 at June 30, 2003 due primarily to earnings net of dividends ($4,041).

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest was still accruing, other real estate and nonaccrual loans totaled $3,864 at June 30, 2003 compared to $4,511 at December 31, 2002. Expressed as a percent of total loans, nonperforming assets declined from .65% to .52%. This decrease is attributable to the satisfactory resolution of several nonaccrual loans on the books at December 31, 2002 and no major additions to nonaccruals this year.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                   5.30%
           + 2.00                                    3.57
           + 1.00                                    2.09
           - 1.00                                   -2.04
           - 2.00                                   -4.01
           - 3.00                                   -5.70


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At April 30, 2003 the Corporations' sensitivity to changes in interest rates were within management's targets.

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

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 13, 2003, at 2:00 p.m., for the following purpose:

            (1) To elect three Class I directors to serve until the 2005 Annual Meeting of Shareholders:

            A total of 4,855,560 shares of a possible 5,811,883 shares or 83.5 percent of eligible shares were voted. The following information is provided to disclose the number of votes for, against or withheld, and abstentions for each director:


                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
            Director             Voted For        or Withheld      Abstentions

            Beverley E. Dalton      4,844,838         10,722            --
            Daniel D. Hamrick       4,837,025         18,535            --
            Steven D. Irvin         4,848,859          6,701            --

            (2) To ratify the selection by the Audit/Compliance Committee of the Board of Directors of Brown Edwards & Company, L.L.P., independent certified public accountants, as auditors of the Corporation for 2003:


                                                  No. of Shares
                                 No. of Shares    Voted Against    Number of
                                 Voted For        or Withheld      Abstentions

                                    4,813,847         38,119          3,594


Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (A) Exhibits:

                See index to exhibits

            (B) Reports on Form 8-K:

                A report on form 8-K was filed on April 25, 2003 (with a Date of Report of April 25, 2003) disclosing under Item 9 the following information, which is intended to be furnished under
                Item 12, "Results of Operations and Financial Condition," is instead being furnished under Item 9, "Regulation FD Disclosure."

                On April 25, 2003, FNB Corporation issued a press release commenting on 2003 first quarter performance, the proposed affiliation with Bedford Bancshares, Inc. and approval by the Board of Directors of a 2003 second quarter cash dividend.

                A report on Form 8-K was filed on May 15, 2003 (with a Date of Report of May 15, 2003) disclosing under Item 5 the appointment of new FNB Corporation Chief Executive Officer, William (Bill) P. Heath, Jr.

                A report on Form 8-K was filed on June 30, 2003 (with a Date of Report of June 25, 2003) disclosing under Item 5 that shareholders of FNB Corporation and Bedford Bancshares, Inc. voted to approve the merger of FNB and Bedford.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  August 4, 2003          s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer



Date  August 4, 2003          s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

                               CERTIFICATIONS

     I, William P. Heath, Jr., certify that:

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


Date: August 4, 2003           s/William P. Heath, Jr.
                               William P. Heath, Jr.
                               President & Chief Executive Officer

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


Date: August 4, 2003           s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(2)C Merger agreement dated March 20, 2003 between FNB Corporation and Bedford Bancshares, Inc. filed with the Commission as Exhibit (2)C on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

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

(3)(iii)    Registrant's Amended Bylaws, filed with the Commission as exhibit
            (3)(iii) on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

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

(10)E Employment agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr.