Form 10-Q
period 2003-09-30
FNB CORP \VA\
filed 2003-11-10
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2003
                                      or

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


            7,227,395 shares outstanding as of October 8, 2003

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            September 30, 2003                                               3

            Consolidated Balance Sheet as of December 31, 2002               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and nine-month
            periods ended September 30, 2003 and 2002                      5-6

            Unaudited Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2003 and 2002           7-8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2002        9

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2003       10

            Notes to Consolidated Financial Statements                   11-15

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16-20

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  21-22

  Item 4.   Controls and Procedures                                         23

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               24

  Item 2.   Changes in Securities and Use of Proceeds                       24

  Item 3.   Defaults Upon Senior Securities                                 24

  Item 4.   Submission of Matters to a Vote of Security Holders             24

  Item 5.   Other Information                                               24

  Item 6.   Exhibits and Reports on Form 8-K                                24

            Signatures                                                      25

            Certifications                                               26-29

            Index to Exhibits                                            30-31

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   39,103
Federal funds sold                                                  8,100
Securities available-for-sale, at fair value                      160,013
Securities held-to-maturity, at amortized cost (fair
  value approximated $12,582)                                      12,144
Other investments at cost                                           9,774
Mortgage loans held for sale                                       17,511
Loans:
      Commercial                                                  114,198
      Consumer                                                    161,538
      Real estate - commercial                                    242,637
      Real estate - construction                                   62,634
      Real estate - mortgage                                      396,985
            Total loans, net of unearned income                   977,992
      Less allowance for loan losses                               11,677
            Loans, net                                            966,315
Bank premises and equipment, net                                   25,075
Other real estate owned                                             1,831
Goodwill                                                           42,590
Core deposit intangibles                                            7,050
Other assets                                                       25,998
            Total assets                                      $ 1,315,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   140,215
      Interest-bearing demand and savings deposits                358,400
      Time deposits                                               422,915
      Certificates of deposit of $100,000 and over                119,244
            Total deposits                                      1,040,774
Short term borrowings                                              34,461
Long term debt                                                     93,186
Other liabilities                                                   8,285
            Total liabilities                                   1,176,706
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,227,395 shares              36,137
      Surplus                                                      82,087
      Unearned ESOP shares (22,333 shares)                           (346)
      Retained earnings                                            19,142
      Accumulated other comprehensive income (loss)                 1,778
            Total stockholders' equity                            138,798
            Total liabilities and stockholders' equity        $ 1,315,504

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Nine Months Ended
                                             September 30      September 30
                                           2003       2002    2003       2002
Interest income:
  Interest and fees on loans           $ 13,961     12,465  37,724     37,099
  Interest on securities:
    Taxable                               1,538      2,104   4,527      6,362
    Nontaxable                              256        373     864      1,199
  Interest on federal funds sold and
    short term investments                  387        225   1,021        575
         Total interest income           16,142     15,167  44,136     45,235
Interest expense:
  Interest on interest-bearing
    demand and savings deposits             431        856   1,511      2,523
  Interest on time deposits               2,839      3,145   8,477      9,653
  Interest on certificates of
    deposit of $100,000 and over            919        990   2,690      3,091
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                 15         30      45         84
  Interest on long term debt                914        529   1,905      1,513
         Total interest expense           5,118      5,550  14,628     16,864
         Net interest income             11,024      9,617  29,508     28,371
Provision for loan losses                   587        224   1,546      1,006
         Net interest income after
           provision for loan losses     10,437      9,393  27,962     27,365
Noninterest income:
  Service charges on deposit accounts     1,264        810   3,626      2,129
  Loan origination fees                   1,808        736   5,089      1,715
  Other service charges and fees            568        401   1,679      1,406
  Other income                              640        435   1,617      1,417
  Gain on sale of bankcards                   -          -       -      1,206
  Securities gains (losses), net             (4)       135      42        291
         Total noninterest income         4,276      2,517  12,053      8,164

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2003 and 2002
In Thousands, Except Share and Per Share Data
(Unaudited)
                                          Quarter Ended     Nine Months Ended
                                           September 30       September 30
                                          2003      2002     2003       2002
Noninterest expense:
  Salaries and employee benefits      $  5,188     4,224    14,329    12,150
  Occupancy and equipment expense,net    1,434     1,275     4,238     3,714
  Cardholder/merchant processing           172       175       432       576
  Supplies expense                         219       213       597       641
  Telephone expense                        181       206       478       565
  Amortization of core deposit
    intangibles                            333       267       813       801
  Other expenses                         1,770     1,686     4,873     4,561
         Total noninterest expense       9,297     8,046    25,760    23,008
Income before income tax expense         5,416     3,864    14,255    12,521
Income tax expense                       1,856     1,186     4,684     4,022
         Net income                   $  3,560     2,678     9,571     8,499
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities     (1,175)      891    (1,085)    2,218
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                         4      (135)      (42)     (291)
    Other comprehensive income          (1,171)      756    (1,127)    1,927

          Comprehensive income        $  2,389     3,434     8,444    10,426

          Basic earnings per share    $   0.53      0.47      1.57      1.48
          Diluted earnings per share  $   0.52      0.46      1.55      1.46
          Dividends declared per
            share                     $   0.18      0.17      0.52      0.51
          Average number basic
            shares outstanding       6,732,055 5,750,556 6,097,252 5,759,599
          Average number diluted
            shares outstanding       6,799,766 5,836,690 6,163,042 5,833,433

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from operating activities:
      Net income                                           $  9,571    8,499
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,546    1,006
            Depreciation and amortization of bank
                  premises and equipment                      1,906    1,833
            Amortization of core deposit intangibles            813      801
            ESOP compensation                                   243      418
            Stock awards compensation                           209      122
            Amortization of premiums and accretion
                  of discounts, net                           1,117      540
            Gain on sale of securities, net                     (42)    (291)
            Net gain on sale of fixed assets and
                  other real estate                             (85)    (119)
            Gain on sale of bankcard portfolio                    -   (1,206)
            Net (increase) decrease in mortgage loans
                  held for sale                              18,491   (9,277)
            (Increase) decrease in other assets              (2,053)     906
            Increase (decrease) in other liabilities          1,370  (13,729)
                  Net cash provided by (used in)
                        operating activities                 33,086  (10,497)

Cash flows from investing activities:
      Net decrease in federal funds sold                      3,050    1,910
      Net decrease in short term investments                      -   16,549
      Proceeds from sales of securities available-
            for-sale                                         13,585    5,718
      Proceeds from calls and maturities of
            securities available-for-sale                    71,674   64,599
      Proceeds from calls and maturities of
            securities held-to-maturity                       4,361   13,223
      Purchase of securities available-for-sale             (98,300) (84,176)
      Purchase of securities held-to-maturity                  (430)    (356)
      Sale of bankcard portfolio                                  -   10,266
      Net cash acquired from purchase of subsidiary           9,605        -
      Net increase in loans                                 (48,031) (43,273)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,250    1,354
      Recoveries on loans previously charged off                333      829
      Bank premises and equipment expenditures               (1,789)  (2,166)
      Change in bank owned life insurance                         -  (10,874)
                  Net cash used in investing
                        activities                          (44,692) (26,397)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2003 and 2002
In Thousands
(Unaudited)
                                                               2003     2002
Cash flows from financing activities:
      Net increase in demand and savings deposits            18,058   50,820
      Net decrease in time deposits and
            certificates of deposit                         (11,440) (18,159)
      Net increase in federal funds purchased
            and securities sold under
            agreements to repurchase                         10,390   12,762
      Proceeds from issuance of trust preferred
            securities                                       12,372        -
      Net increase (decrease) in long term debt              (5,357)     747
      Principal payments on ESOP debt                           375     (418)
      Repurchase FNB Corporation stock                          (94)  (1,569)
      Stock options exercised                                   181        -
      Dividends paid                                         (3,017)  (2,958)
                  Net cash provided by financing
                        activities                           21,468   41,225
Net increase in cash and due from banks                       9,862    4,331
Cash and due from banks at beginning of period               29,241   28,817
Cash and due from banks at end of period                   $ 39,103   33,148

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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2003
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2002   $29,038   51,289     (721)    12,588   2,905  $ 95,099

Net Income                 -        -        -      9,571       -     9,571
Cash dividends,
 $0.52 per share           -        -        -     (3,017)      -    (3,017)
ESOP shares
 allocated upon
 loan repayment            -      243      375          -       -       618
Stock awards
 issued                   49      219        -          -       -       268
Stock options
 exercised                55      126        -          -       -       181
Repurchase and
 retirement of
 common stock            (16)     (78)       -          -       -       (94)
Acquisition of
 subsidiary            7,011   30,288        -          -       -    37,299
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(581)                    -        -        -          -  (1,127)   (1,127)

Balances at
 September 30, 2003  $36,137   82,087     (346)    19,142   1,778  $138,798

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2003 and 2002
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of September 30, 2003; the consolidated statements of income, for the three and nine-months ended September 30, 2003 and 2002, and the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the nine-months ended September 30, 2003 and 2002.

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

      Stock options

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

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and nine month periods ended September 30, 2003 and 2002 would have been estimated as follows:

                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                          2003      2002      2003      2002
Net income as reported                 $ 3,560     2,678     9,571     8,499
Less:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                               35        31        98        84
                                       $ 3,525     2,647     9,473     8,415

Earnings per share:
Basic as reported                      $  0.53      0.47      1.57      1.48
Basic pro forma                           0.52      0.46      1.55      1.46

Diluted as reported                       0.52      0.46      1.55      1.46
Diluted pro forma                         0.52      0.45      1.54      1.44

Basic average shares                     6,732     5,751     6,097     5,760
Diluted average shares                   6,800     5,837     6,163     5,833

      Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies", relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity in the first nine months of 2003.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended    Nine Months Ended
                                         September 30,      September 30,
                                          2003    2002       2003    2002
      Balance at beginning of period  $ 10,074   9,312      9,466   8,827
      Reserve acquired through merger    1,382       -      1,382       -
      Provisions for loan losses           587     224      1,546   1,006
      Loan recoveries                      165     584        333     829
      Loan charge-offs                    (531)   (545)    (1,050) (1,087)

      Balance at end of period        $ 11,677   9,575     11,677   9,575

      Nonperforming assets consist of the following:

                                         September 30    December 31,
                                             2003           2002
      Nonaccrual loans                   $  2,531          2,914
      Other real estate owned               1,831          1,001
      Loans past due over 90 days           1,285            596
        Total nonperforming assets       $  5,647          4,511

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2003.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2003 and December 31, 2002 were collateralized by investment securities controlled by the Corporation with a book value of $9,306 and $13,427, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $93,380 and $23,067 on September 30, 2003 and December 31, 2002, respectively. The interest rates on the advances as of September 30, 2003 range from
      1.2 to 7.3 percent and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

      FNB Corporation participated in a pool of subordinated debt securities issued by FNB Corporation and other financial institutions to a trust in a method generally referred to as trust preferred financing. FNB Corporation borrowed $15,464 that matures on December 18, 2031. Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty.
      Proceeds were principally used to pay cash to Salem Community Bankshares, Inc. shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes. In addition, FNB Corporation borrowed $12,372 that matures on June 26, 2033. Interest is payable quarterly at the three month LIBOR rate plus
      3.10%. The rate may not exceed 11.75% prior to June 26, 2008, and the borrowing may be repaid on or after this date without penalty. Proceeds were principally used to pay cash to Bedford Bancshares, Inc. shareholders. The loan proceeds are treated as capital of FNB Corporation for regulatory purposes.


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

YTD September 30, 2003

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    29,454          704       (650)         -     29,508
Provision for loan
  losses                  1,546            -          -          -      1,546
Net interest income
  after provision
  for loan losses        27,908          704       (650)         -     27,962
Other income              6,957        5,096      9,685     (9,685)    12,053
Other expenses           22,670        2,584     10,191     (9,685)    25,760
Income (loss)
  before income
  taxes                  12,195        3,216     (1,156)         -     14,255
Income tax
  (benefit)               3,993        1,093       (402)         -      4,684
Net income          $     8,202        2,123       (754)         -      9,571
Average assets      $ 1,038,050       27,254    128,738   (120,956) 1,073,086

YTD September 30, 2002

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    28,718          227       (574)         -     28,371
Provision for loan
  losses                  1,006            -          -          -      1,006
Net interest income
  after provision
  for loan losses        27,712          227       (574)         -     27,365
Other income              6,627        1,537      8,439     (8,439)     8,164
Other expenses           21,176        1,074      9,197     (8,439)    23,008
Income (loss)
  before income
  taxes                  13,163          690     (1,332)         -     12,521
Income tax
  (benefit)               4,263          235       (476)         -      4,022
Net income          $     8,900*         455       (856)         -      8,499
Average assets      $   933,419       10,237    106,056   (100,034)   949,678

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

Acquisitions

On August 1, 2003, the Corporation acquired Bedford Bancshares, Inc. and its subsidiary, Bedford Federal Savings Bank, FSB. Bedford Bancshares, Inc. shareholders received 1.405 million shares of FNB Corporation stock and $11,593 cash. Bedford Bancshares, Inc. was liquidated and Bedford Federal Savings Bank, FSB became a subsidiary of FNB Corporation and was recorded under the "purchase" method of accounting. Because it was recorded under the "purchase method of accounting", the results of its operations are only included in the accompanying financial statements from the date of acquisition (August 1, 2003).

Nonrecurring item (2002)

In the second quarter of 2002, the Corporation sold its bankcard portfolio ($9.1 million in balances) and realized a pre-tax gain of $1,206 and an after-tax gain of $796. The bankcard portfolio was sold because the Corporation did not have enough volume to achieve the desired level of profitability and provide enough options for customers. The Corporation will continue to issue cards under the FNB brand. The card portfolio is serviced and managed by a high-volume card issuer enabling the Corporation to re-deploy capital while providing a more diverse and competitive credit card product line to its customer base.

Proforma Financial Information

The following unaudited pro-forma financial information shows the effect of FNB Corporation for year-to-date September 30, 2003 with Bedford excluded so as to make it comparable with year-to-date September 30, 2002. The gain on the bankcard sale was excluded from 2002 because it was a nonrecurring item.

                                     Sept. 30,                       Sept. 30,
                                        2003                            2002
              Sept. 30,   Bedford    Excluding  Sept. 30, Bankcard      Less
                 2003      Impact     Bedford     2002      Sale      Bankcard
Net interest
 income       $29,508       1,820      27,688    28,371         -       28,371
Provision
 for loan
 loss           1,546          75       1,471     1,006         -        1,006
Noninterest
 income        12,053         110      11,943     8,164     1,206        6,958
Noninterest
 expense       25,760         818      24,942    23,008         -       23,008
Income
 before
 taxes         14,255       1,037      13,218    12,521     1,206       11,315
Taxes           4,684         431       4,253     4,022       410        3,612
Net income    $ 9,571         606       8,965     8,499       796        7,703

Net Income

Net income for the third quarter 2003 was $3,560 compared to $2,678 in the same quarter last year. Excluding Bedford Federal Saving Bank, FSB earnings were $2,954 for an increase of 10.3%. Basic earnings per share were $.53 compared to $.47 last year for an increase of 12.8%. Year-to-date September net income was $9,571 compared to $8,499 last year. Excluding Bedford Federal Saving Bank, FSB and the gain on the bankcard sale last year, net income was $8,965 in 2003 and $7,703 in 2002 for an increase of 16.4%. Basic earnings per share were $1.57 in 2003 compared to $1.48 ($1.34 excluding the bankcard gain) in 2003 for an increase of 6.1% including the bankcard gain and 17.2% excluding the bankcard gain.

Excluding the impact of the acquisition of Bedford Federal Savings Bank, FSB, the increase in net income excluding the bankcard gain for both the quarter and year-to-date were up primarily due to higher noninterest revenues, partially offset by lower net interest income and higher noninterest expense.

Net Interest Income

Net interest income currently provides over 70% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses and net interest margin respectively were $11,024 and 4.00% for the three months ending September 30, 2003 compared to $9,617 and 4.42% for the same period last year. The increase attributable to the acquisition of Bedford Federal Savings Bank, FSB amounted to $1,820 and the increase attributed to growth amounted to $605. These favorable variances were offset by a decline in net interest income of $1,018 due primarily to the unfavorable impact of a decline in rates. Yields on investments dropped 1.56 basis points and loan yields dropped 1.13 basis points. The cost of interest-bearing deposits dropped only 80 basis points. Further reductions in deposit costs are limited because many products are close to pricing floors.

Year-to-date September 30 net interest income before provision for loan losses and net interest margin respectively were $29,508 and 4.10% compared to $28,371 and 4.47% for the same period last year. Net interest income was favorably impacted by $1,820 due to the merger of Bedford Federal Savings Bank, FSB, by growth in the balance sheet which amounted to $1,669 and by a shift in the composition of the deposit base from higher cost certificates of deposit and IRAs to lower cost checking accounts and other transactions deposit accounts. This resulted in a $671 improvement in net interest income. These favorable variances were offset by an unfavorable variance of $3,023 due primarily to reduced yields on investments and loans relative to the reduction in rates paid on deposits as discussed above.

Provision for Loan Losses

The provision for loan losses increased from $224 in the third quarter of 2002 to $587 in the third quarter of this year, and from $1,006 in the first nine months of 2002 to $1,546 for the same period this year. These increases were due primarily to loan growth. Net charge-offs increased from $259 through September 30 of last year to $717 this year due to a net recovery of $558 from one large credit last year. Excluding this recovery, net charge-offs were down $100. Net charge-offs as a percent of loans excluding the $558 recovery were .12% this year compared to .17% last year.

The allowance as a percent of loans declined from 1.37% at year-end 2002 to 1.19% at September 30, 2003 due to the acquisition of Bedford Federal Savings Bank, FSB. Bedford Federal's reserve is lower because its loan portfolio consists primarily of loans secured by residential real estate which have a much lower risk of loss than commercial loans or regular consumer loans.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination and service release fees on mortgage loans sold, other service charges, other income and net securities gains (losses), was $4,276 in the third quarter of 2003 compared to $2,517 in the third quarter of last year for a difference of $1,759. This increase was primarily due to higher mortgage revenue of $1,056 due to the lower interest rate environment and resultant high level of refinancing activity plus the establishment of a wholesale mortgage operation. Mortgage volume increased from $75 million in the third quarter of last year to $142 million this year. The remainder of the increase in noninterest income was due primarily to revenue realized from the successful launch of a new "Overdraft Privilege" product in October 2002 and to the acquisition of Bedford Federal Savings Bank, FSB.

Year-to-date September 30, 2003 noninterest income was $12,053 compared to $8,164 for the same period last year. Excluding the bankcard sale, noninterest income increased $2,683. This increase was due primarily to mortgage volume, the "Overdraft Privilege" product discussed above and the acquisition of Bedford Federal Savings Bank, FSB.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses increased $1,251, from $8,046 in the third quarter 2002 to $9,297 for the three months ended September 30, 2003. This increase was attributable to the merger of Bedford Federal Savings Bank, FSB ($818), higher expenses associated with growth in the secondary mortgage function ($664) and the new "Overdraft Privilege" product.

Year-to-date September 30 noninterest expense increased $2,752, from $23,008 last year to $25,760 this year. The acquisition of Bedford Federal Savings Bank, FSB accounted for $818 and $1,510 was due to higher expense associated with the secondary market function. The remainder of the increase was due to higher benefit costs, partially offset by lower bankcard expense due to the sale of the bankcard portfolio and one-time merger expenses incurred last year.

Income Taxes

Income tax expense as a percentage of pre-tax income as of September 30, 2003 increased to 32.9% from 32.1% for the same period last year. This was due primarily to the continued decline of nontaxable interest on securities as a percentage of income before income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. The Corporation has increased its investments in certain taxable securities which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of the Corporation increased from $992,431 at December 31, 2002 to $1,315,504 at September 30, 2003 due primarily to the acquisition of Bedford Federal Savings Bank, FSB which accounted for $291,280 of the increase. Excluding Bedford Federal Savings Bank, FSB, total assets increased 3.2% due primarily to loan growth.

Total loans grew from $691,661 to $977,992 due to Bedford Federal Savings Bank, FSB ($240,592) and 6.6% due to core growth. The growth occurred principally in the commercial and consumer real estate categories.

Fed funds sold, securities and other investments are up $15,598 primarily due to the acquisition of Bedford Federal Savings Bank, FSB. Mortgage loans held for sale balances are down $16,760 due to a drop in re-financing activity as a result of the recent rise in mortgage rates.

Goodwill and core deposit intangibles are up $23,101 due almost exclusively to the Bedford Federal Savings Bank, FSB acquisition and represents the excess of the purchase price over the fair value of Bedford Federal Savings Bank, FSB on August 1, 2003, the consummation date of the acquisition.

Total deposits were up from $845,688 at December 31, 2002 to $1,040,774 at September 30, 2003 due primarily to the Bedford Federal Savings Bank, FSB acquisition ($188,468). Excluding the impact of the acquisition, lower-cost core noninterest-bearing and interest-bearing demand and savings deposits grew 4.6% while higher cost time deposits and certificates of deposit over $100,000
(CDs) declined $11,440 due to highly competitive pricing in our market. The Corporation attempts to price CDs so the excess funds provided can be invested profitability in the investment portfolio.

Short-term borrowings were up $26,390 from year-end 2002 to September 30, 2003. Bedford Federal Savings Bank, FSB had $16,000 which was used to partially fund their mortgage loan portfolio. An additional $5,000 resulted from moving long-term borrowings at the Federal Home Loan Bank to shorter term borrowings in order to take advantage of the lower borrowing costs at the short end of the yield curve. An additional $5,000 was borrowed to employ a leveraging strategy whereby funds from these low-cost borrowings were used to purchase longer duration securities at profitable spreads.

Long term debt increased by $54,655 primarily due to the acquired borrowings of Bedford Federal Savings Bank, FSB ($47,640 Federal Home Loan Bank borrowings)and the issuance of $12,372 of trust preferred stock via participation in a trust-preferred pool, the proceeds of which were used to pay the cash portion of the consideration to the stockholders of Bedford Federal Savings Bank, FSB. These increases were offset by the transfer of $5,000 to short-term borrowings as discussed above.

Stockholders' equity increased $43,699 from December 31, 2002 to September 30, 2003 primarily due to the issuance of 1.405 million shares for the acquisition of Bedford Federal Savings Bank, FSB amounting to $37,299. The remainder of the increase was due primarily to earnings net of dividends ($6,554).

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest was still accruing, other real estate and nonaccrual loans totaled $5,647 at September 30, 2003 compared to $4,511 at December 31, 2002, of which $492 of the increase was due to the acquisition of Bedford Federal Savings Bank, FSB. Expressed as a percent of total loans plus other real estate, nonperforming assets declined from .65% to .58%.

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


                 INTEREST SENSITIVITY SIMULATION ANALYSIS


                                            Annualized Hypothetical
      Change in Prime                       Percentage Change in
      Rate Over 12 Months                   Net Interest Income

           + 3.00%                                   5.92%
           + 2.00                                    3.96
           + 1.00                                    1.88
           - 1.00                                   -1.57
           - 2.00                                   -3.26
           - 3.00                                   -4.99


Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, net income or market value of equity resulting from a change in interest rates over twelve months, and from a 100 and 200 basis point instant change referred to as "interest rate shock." It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings and market value of equity. At July 31, 2003 the Corporations' sensitivity to changes in interest rates were within management's targets.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (A) Exhibits:

                See index to exhibits

            (B) Reports on Form 8-K:

                A report on form 8-K was filed on July 25, 2003 (with a Date of Report of July 25, 2003) disclosing under Item 9 the following information, which is intended to be furnished under
                Item 12, "Results of Operations and Financial Condition," is instead being furnished under Item 9, "Regulation FD Disclosure."

                On July 25, 2003, FNB Corporation issued a press release commenting on 2003 second quarter performance, the expected closing of the merger with Bedford Bancshares, Inc. and approval by the Board of Directors of a 2003 third quarter cash dividend.

                A report on Form 8-K was filed on August 1, 2003 (with a Date of Report of August 1, 2003) disclosing under Item 2 the completed merger on August 1, 2003 of Bedford Bancshares, Inc. with and into FNB Corporation, pursuant to an Agreement and Plan of Merger dated March 20, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  November 7, 2003        s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer



Date  November 7, 2003        s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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


Date:  November 7, 2003        s/William P. Heath, Jr.
                               William P. Heath, Jr.
                               President & Chief Executive Officer

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


Date:  November 7, 2003        s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

(10)E Employment agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr., filed with the Commission as exhibit
            (10)E on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.