Form 10-Q/A
period 2003-09-30
FNB CORP \VA\
filed 2003-11-13
CIK 1010961

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
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            September 30, 2003                                               3

            Consolidated Balance Sheet as of December 31, 2002               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and nine-month
            periods ended September 30, 2003 and 2002                      5-6

            Unaudited Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2003 and 2002           7-8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2002        9

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2003       10

            Notes to Consolidated Financial Statements                   11-15

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16-20

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  21-22

  Item 4.   Controls and Procedures                                         23

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               24

  Item 2.   Changes in Securities and Use of Proceeds                       24

  Item 3.   Defaults Upon Senior Securities                                 24

  Item 4.   Submission of Matters to a Vote of Security Holders             24

  Item 5.   Other Information                                               24

  Item 6.   Exhibits and Reports on Form 8-K                                24

            Signatures                                                      25

            Index to Exhibits                                            26-27

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   39,103
Federal funds sold                                                  8,100
Securities available-for-sale, at fair value                      160,013
Securities held-to-maturity, at amortized cost (fair
  value approximated $12,582)                                      12,144
Other investments at cost                                           9,774
Mortgage loans held for sale                                       17,511
Loans:
      Commercial                                                  114,198
      Consumer                                                    161,538
      Real estate - commercial                                    242,637
      Real estate - construction                                   62,634
      Real estate - mortgage                                      396,985
            Total loans, net of unearned income                   977,992
      Less allowance for loan losses                               11,677
            Loans, net                                            966,315
Bank premises and equipment, net                                   25,075
Other real estate owned                                             1,831
Goodwill                                                           42,590
Core deposit intangibles                                            7,050
Other assets                                                       25,998
            Total assets                                      $ 1,315,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   140,215
      Interest-bearing demand and savings deposits                358,400
      Time deposits                                               422,915
      Certificates of deposit of $100,000 and over                119,244
            Total deposits                                      1,040,774
Short term borrowings                                              34,461
Long term debt                                                     93,186
Other liabilities                                                   8,285
            Total liabilities                                   1,176,706
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,227,395 shares              36,137
      Surplus                                                      82,087
      Unearned ESOP shares (22,333 shares)                           (346)
      Retained earnings                                            19,142
      Accumulated other comprehensive income (loss)                 1,778
            Total stockholders' equity                            138,798
            Total liabilities and stockholders' equity        $ 1,315,504

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

Item 4.     CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to our Chief Executive Officer and Chief Financial Officer by others within the Corporation, particularly during the period in which this report is being prepared. Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                              FNB Corporation


Date  November 13, 2003        s/William P. Heath, Jr.
                               William P. Heath, Jr.
                               President & Chief Executive Officer



Date  November 13, 2003        s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

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

31(A) Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(B) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification to the Securities Exchange Commission by Chief
           Executive Officer and Chief Financial Officer, as required by
           Section 906 of the Sarbanes-Oxley Act of 2002.