Form 10-K
period 2003-12-31
FNB CORP \VA\
filed 2004-03-15
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 2003
                                     or
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

                              (540)382-4951
              Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES   X   NO

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003, was $143,747,468.

There were 7,259,962 shares outstanding as of March 3, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation's Annual Report to Stockholders for the year ended December 31, 2003, are incorporated into Parts I and II hereof. Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 11, 2004, are incorporated into Part III hereof.

                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General development of business                       4
               Description of business                               4
               Supervision and Regulation                            4
               Competition                                           5
               Governmental Monetary Policies                        5
               Employees                                             5
               Available information                                 5
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies               6
Item 2.   Properties                                                20
Item 3.   Legal Proceedings                                         20
Item 4.   Submission of Matters to a Vote of
          Security Holders                                          20

PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                               21
Item 6.   Selected Financial Data                                   21
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             21
Item 7(A) Quantitative and Qualitative Disclosures About
          Market Risks                                              21
Item 8.   Financial Statements and Supplementary Data               22
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    22
Item 9(A) Controls and Procedures                                   22

PART III

Item 10.  Directors and Executive Officers of the Registrant        23
Item 11.  Executive Compensation                                    23
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                            23
Item 13.  Certain Relationships and Related Transactions            24
Item 14.  Principal Accounting Fees and Services                    25

PART IV

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                   26
          Index to Consolidated Financial Statements                26
          Signatures                                                27
          Index to Exhibits                                         29

PART I

Item 1. Business

General development of business. FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. In 2001 FNB acquired FNB Southwest (formerly Southwest Virginia Savings Bank, F.S.B.) which was formed in 1927 and two First Union National Bank branches. Also on
December 31, 2001, FNB acquired Salem Bank and Trust, National Association, which was incorporated in 1976. FNB Southwest and Salem Bank and Trust, National Association, merged on May 6, 2002, into a single charter with the name "FNB Salem Bank and Trust, National Association." On August 1, 2003, FNB acquired Bedford Federal Savings Bank, FSB. In 1992, FNB formed FNB Financial Services, Inc., a wholly-owned subsidiary, to allow the company to participate as an agent in the real estate title insurance business. Additionally, this subsidiary has been licensed by the Commonwealth of Virginia to offer annuity products through First National's Trust Division. For more information regarding recent merger and acquisition activity of the Company, please read Note 23 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2003 incorporated as Exhibit 13.

Description of business. FNB through its three banking subsidiaries (bank or banks) provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, the Company offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, credit card and consumer installment loans, agricultural loans, investment loans, small business, agricultural, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services. In addition to its twenty-six branches, three loan production offices, a financial services center, telephone, and online banking, the Company has fifty-two ATMs located both on premises and in other strategic positions within its primary market areas. The Corporation operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. For more information regarding the two primary segments of the Company, community banking and mortgage banking, please read
Note 24 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2003 incorporated as Exhibit 13.

Supervision and Regulation. FNB Corporation is a bank holding company within the definition of the Bank Holding Company Act of 1956, as amended, and is supervised and examined by the Federal Reserve Bank. As national associations, the primary supervisory authority over First National Bank and FNB Salem Bank and Trust, N.A. is the Office of the Comptroller of the Currency which regularly examines such areas as loans and reserves, investments, management practices and other aspects of the bank's operations. The Office of Thrift Supervision is the primary supervisor of Bedford Federal Savings Bank, FSB and is responsible for periodic examinations of the Bank.

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

Governmental Monetary Policies. The policies of the Federal Reserve Board have a direct effect on the banks' loans and deposits and the interest rates charged and paid thereon. While future economic conditions and the policies of the Federal Reserve Board designed to deal with those conditions cannot accurately be predicted, they can materially affect the revenue and income of commercial banks.

Employees. The Corporation had 462 full-time equivalent employees as of December 31, 2003.

Available Information. FNB Corporation files annual, quarterly, and special reports, proxy statements, and other information with the SEC. The public may read and copy any documents each company files at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

FNB Corporation makes available free of charge on or through its Internet website at www.fnbonline.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to the SEC. FNB Corporation's Code of Conduct and the charter of its Audit Committee are available on FNB's Internet site at www.fnbonline.com. The Code of Conduct and the charter may be obtained by writing to the Corporate Secretary at P.O. Box 600, Christiansburg, Virginia 24068-0600.

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

GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2003
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $  826,969      52,803      6.39%
Securities:
   Taxable                                151,924       6,447      4.24
   Nontaxable (2)                          22,888       1,658      7.24
     Total securities                     174,812       8,105      4.64
Short term investments                     30,785       1,211      3.93
     Total interest-earning assets      1,032,566      62,119      6.02
Allowance for loan losses                 (10,645)
Cash and due from banks, noninterest-
   bearing                                 26,650
Bank premises and equipment, net           23,930
Other real estate owned                     1,323
Other assets                               60,219
     Total assets                      $1,134,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  324,823       1,986      0.61%
   Time                                   378,967      11,342      2.99
   Certificates of deposit of
     $100,000 and over                    104,347       3,617      3.47
     Total interest-bearing deposits      808,137      16,945      2.10
Federal funds purchased and securities
   sold under agreements to repurchase     20,003          66      0.33
Other borrowed funds                       61,712       2,924      4.74
     Total interest-bearing liabilities   889,852      19,935      2.24
Demand deposits, noninterest-bearing      120,945
Other liabilities                           8,439
Stockholders' equity                      114,807
     Total liabilities and
       stockholders' equity            $1,134,043

Interest income and rate earned                      $ 62,119      6.02%
Interest expense and rate paid                         19,935      2.24
Interest rate spread                                               3.78
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 42,184      4.09%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2002
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (net of unearned income)(1)(2)   $  666,213      49,398      7.41%
Securities:
   Taxable                                150,390       7,988      5.31
   Nontaxable(2)                           32,040       2,314      7.22
     Total securities                     182,430      10,302      5.65
Short term investments                     27,760         813      2.93
     Total interest-earning assets        876,403      60,513      6.90
Allowance for loan losses                  (9,393)
Cash and due from banks, noninterest-
   bearing                                 23,300
Bank premises and equipment, net           22,908
Other real estate owned                     1,077
Other assets                               44,995
     Total assets                      $  959,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  269,952       3,225      1.19%
   Time                                   357,464      12,756      3.57
   Certificates of deposit of
     $100,000 and over                     88,817       4,070      4.58
     Total interest-bearing deposits      716,233      20,051      2.80
Federal funds purchased and securities
  sold under agreements to repurchase       9,013         111      1.23
Other borrowed funds                       36,617       2,034      5.55
    Total interest-bearing liabilities    761,863      22,196      2.91
Demand deposits, noninterest-bearing      100,265
Other liabilities                           7,415
Stockholders' equity                       89,747
     Total liabilities and
       stockholders' equity            $  959,290

Interest income and rate earned                      $ 60,513      6.90%
Interest expense and rate paid                         22,196      2.91
Interest rate spread                                               3.99
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 38,317      4.37%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A. and  B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2001
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $  458,756      39,603      8.63%
Securities:
   Taxable                                 92,921       5,829      6.27
   Nontaxable (2)                          38,382       2,803      7.30
     Total securities                     131,303       8,632      6.57
Short term investments                     20,224         730      3.61
     Total interest-earning assets        610,283      48,965      8.02
Allowance for loan losses                  (6,399)
Cash and due from banks, noninterest-
   bearing                                 15,341
Bank premises and equipment, net           18,266
Other real estate owned                       303
Other assets                               11,817
     Total assets                      $  649,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  166,065       3,683      2.22%
   Time                                   257,988      13,601      5.27
   Certificates of deposit of
      $100,000 and over                    71,165       4,195      5.89
     Total interest-bearing deposits      495,218      21,479      4.34
Federal funds purchased and securities
   sold under agreements to repurchase      8,325         271      3.26
Other borrowed funds                       19,249       1,077      5.60
     Total interest-bearing liabilities   522,792      22,827      4.37
Demand deposits, noninterest-bearing       62,719
Other liabilities                           6,363
Stockholders' equity                       57,737
     Total liabilities and
       stockholders' equity            $  649,611

Interest income and rate earned                      $ 48,965      8.02%
Interest expense and rate paid                         22,827      4.37
Interest rate spread                                               3.66
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 26,138      4.28%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A.  RATE/VOLUME VARIANCE

                        2003 Compared to 2002     2002 Compared to 2001
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans(1)             $  3,405  11,092  (7,687)    9,795  16,646  (6,851)
Securities:
  Taxable              (1,541)     73  (1,614)    2,159   3,329  (1,170)
  Nontaxable(1)          (656)   (662)      6      (489)   (461)    (28)
Federal funds sold        398     104     294        83     246    (163)
      Total             1,606  10,607  (9,001)   11,548  19,760  (8,212)

INTEREST EXPENSE
Demand and savings     (1,239)    496  (1,735)     (458)  1,773  (2,231)
Time                   (1,414)    705  (2,119)     (845)  4,397  (5,242)
Certificates of deposit
   of $100,0000 and over (453)    625  (1,078)     (125)    925  (1,050)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase             (45)     86    (131)     (160)     15    (175)
Other borrowed funds      890   1,292    (402)      957     968     (11)
      Total            (2,261)  3,204  (5,465)     (631)  8,078  (8,709)

Net interest income  $  3,867   7,403  (3,536)   12,179  11,682     497

Variances caused by changes in rate times the changes in volume are allocated equally.

(1) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

GUIDE 3.  II. INVESTMENT PORTFOLIO

   A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE
                                                December 31,
(thousands)                             2003        2002         2001
U.S. Treasury                      $     151           -          503
U.S. Government agencies and
corporations                          57,133      16,234       50,884
Mortgage-backed                       69,950      77,616       38,756
States and political subdivisions     19,362      21,974       23,302
Corporate                             27,045      26,064       32,892

   Totals                          $ 173,641     141,888      146,337

   A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             2003        2002         2001
U.S. Government agencies and
corporations                       $       -           -        6,331
Mortgage-backed                          180         259          376
States and political subdivisions      9,494      15,816       24,105

   Totals                          $   9,674      16,075       30,812

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2003
                                       Securities Available-for-Sale
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   1 through 5 years             $   18,236       18,472        3.89
   6 through 10 years                40,123       40,254        4.31
   Over 10 years                     67,793       68,357        4.89
     Total                          126,152      127,083        4.56
States and political
  subdivisions:
   Within 1 year                      1,176        1,186        5.91
   1 through 5 years                  9,250        9,451        5.90
   6 through 10 years                 5,095        5,063        5.75
   Over 10 years                      3,520        3,662        6.77
     Total                           19,041       19,362        6.02
Other securities:
   Within 1 year                      1,043        1,069        7.24
   1 through 5 years                 20,490       21,984        5.95
   6 through 10 years                 1,097        1,135        4.60
   Over 10 years                      3,041        3,008        3.17
     Total                           25,671       27,196        5.62

                                 $  170,864      173,641        4.89

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2003
                                       Securities Held-To-Maturity
                                                Approximate  Taxable
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   6 through 10 years            $       82           88        8.00
   Over 10 years                         98          100        4.54
     Total                              180          188        6.10
States and political
  subdivisions:
   Within 1 year                      4,502        4,608        7.25
   1 through 5 years                  4,078        4,260        6.81
   6 through 10 years                   914          953        5.19
     Total                            9,494        9,821        6.86

                                 $    9,674       10,009        6.85

(1) Yields on non-taxable investment securities are computed on a tax equivalent basis using a federal tax rate of 34%.

GUIDE 3.  III LOANS

   A.  TYPES OF LOANS
                                                December 31,
                                 2003              2002               2001
                                     % of              % of              % of
(thousands)                  Amount  Total     Amount  Total     Amount  Total
Commercial                 $ 87,826    8.8     76,665   11.1     75,705   11.7
Consumer                    159,722   16.0    133,304   19.3    130,072   20.1
Real estate - commercial    282,366   28.2    225,316   32.6    193,575   29.9
Real estate - construction   90,663    9.1     49,186    7.1     42,404    6.5
Real estate - mortgage      379,311   37.9    207,190   29.9    206,507   31.8
                           $999,888  100.0    691,661  100.0    648,263  100.0

TYPES OF LOANS
                                        December 31,
                                  2000               1999
                                      % of               % of
(thousands)                  Amount   Total     Amount   Total
Commercial                 $ 76,023   18.6      76,796   20.1
Consumer                     77,395   18.9      69,278   18.1
Real estate - commercial    108,338   26.4     104,608   27.4
Real estate - construction   20,326    5.0      19,449    5.1
Real estate - mortgage      127,504   31.1     112,141   29.3
                           $409,586  100.0     382,272  100.0

   B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2003
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $  10,521      19,575        5,269     35,365
   Floating interest rates       19,441      14,786       18,234     52,461
     Total                       29,962      34,361       23,503     87,826
Real estate-commercial:
   Fixed interest rates           5,290      47,360       45,551     98,201
   Floating interest rates       39,896     112,033       32,236    184,165
     Total                       45,186     159,393       77,787    282,366
Real estate-construction:
   Fixed interest rates          31,152       5,783            -     36,935
   Floating interest rates       21,757      26,729        5,242     53,728
     Total                       52,909      32,512        5,242     90,663

                              $ 128,057     226,266      106,532    460,855

   C.  NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 December 31,
(thousands)                        2003     2002     2001     2000     1999
Nonaccrual loans                $ 3,142    2,914    2,815    2,391    4,517
Other real estate owned           1,872    1,001    1,420      281      129
Accruing loans past due
  90 days                           437      596    1,031      410       25

    Total nonperforming assets  $ 5,451    4,511    5,266    3,082    4,671

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2003     2002     2001     2000     1999
Pro forma interest-nonaccrual
  loans                         $   224      225      248      239      406

Recorded interest-nonaccrual
  loans                         $     -        -       64        -        1

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

GUIDE 3.  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(thousands)

                                      2003     2002     2001     2000     1999
AVERAGE LOANS OUTSTANDING        $ 826,969  666,213  458,756  397,154  359,268
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period     $   9,466    8,827    5,670    5,173    4,640
Provision for loan losses            2,158    1,369    1,637    1,082    1,445
Reserve acquired through merger      1,382        -    2,956        -        -
Additional reserve for branch
  loans purchased                        -        -      188        -        -
                                    13,006   10,196   10,451    6,255    6,085
Loans charged off:
   Commercial                          358      299      980      377      713
   Consumer                            997    1,034      950      494      355
   Real estate - commercial             35       60        -        -       50
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage               50      278       59        -       15
        Total loans charged off      1,440    1,671    1,989      871    1,133
Recovery of loans previously
  charged off:
   Commercial                          165      117      111       22        9
   Consumer                            212      402      249      249      178
   Real estate - commercial              -      383        -        -        -
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage               59       39        5       15       34
        Total recoveries               436      941      365      286      221

Net loans charged off                1,004      730    1,624      585      912
Balance, end of period           $  12,002    9,466    8,827    5,670    5,173

Net charge-offs to average
  loans outstanding                   0.12%    0.11     0.35     0.15     0.25

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(thousands)
                                                     December 31,
                                      2003     2002     2001     2000     1999
Commercial                       $   2,993    2,642    2,794    3,140    2,555
Consumer                             2,420    2,179    1,894      837      839
Real estate - commercial             3,003    2,117    2,178      867      612
Real estate - construction             705      649      534      164       66
Real estate - mortgage               1,803    1,314    1,016      576      538
Unassigned portion of allowance      1,078      565      411       86      563
                                 $  12,002    9,466    8,827    5,670    5,173

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2003 is adequate to cover potential loan losses inherent in the loan portfolio.

GUIDE 3.  V.  DEPOSITS

   D.  DEPOSIT MATURITIES
                                   As of December 31, 2003
                                        Mature Within
                                               Over Six
                      Three      Over Three    Months
                      Months     Months        Through     Over
                      or         Through       Twelve      Twelve
(thousands)           Less       Six Months    Months      Months    Total
Certificates of
 deposit and other
 time deposits of
 $100M and over    $    15,305      16,171      30,829      61,531     123,836
All other deposits     248,595      81,961     153,209     441,201     924,966
   Total deposits  $   263,900      98,132     184,038     502,732   1,048,802

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to the Bank's 2003 Annual Report to Stockholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.

INTEREST SENSITIVITY ANALYSIS
                                           As of December 31, 2003
                                          Mature or Reprice Within
                                        Over Three
                              Three     Months     Over One
                              Months    Through    Year To    Over
                              or        Twelve     Five       Five
(thousands)                   Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans                       $ 378,791  212,782   349,217     55,956    996,746
Securities:
 Available-for-sale,
   at fair value               16,260    2,065    54,666    100,650    173,641
 Held-to-maturity,
   at amortized cost              650    3,941     3,510      1,573      9,674
Other interest-earning
   assets                       7,657   12,474         -      9,922     30,053
     Total interest-
     earning assets         $ 403,358  231,262   407,393    168,101  1,210,114

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $  15,004   47,096    61,226        510    123,836
Time                           61,129  175,160   172,097      1,619    410,005
All other deposits            180,430   39,873   159,839          -    380,142
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                   6,064        -         -          -      6,064
Other borrowed funds           42,531    6,000    45,175     30,676    124,382
     Total interest-
     bearing
     liabilities            $ 305,158  268,129   438,337     32,805  1,044,429
Interest sensitivity
   gap per period           $  98,200  (36,867)  (30,944)   135,296    165,685
Cumulative interest
   sensitivity gap             98,200   61,333    30,389    165,685          -

Item 2.  Properties

The principal offices of the Corporation are located in the 73,000 square foot FNB Center which is owned and located at 105 Arbor Drive in Christiansburg, Virginia. The FNB Center also contains the primary operations, mortgage loan and data processing departments of the Corporation.

In addition to its main office, the Corporation owns 17 branches, two operation centers and one loan production office, and leases 9 branches, two loan production offices and a financial services office.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The Corporation has one class of Common Stock with a Par Value of $5 per share. There were approximately 1,895 stockholders of record as of December 31, 2003, holding 7,234,050 shares of the authorized 25,000,000 shares of common stock. On July 9, 2002, FNB Corporation was formally named to the Russell 2000 stock index. The Russell 2000 index is comprised of the 3,000 largest U.S. corporations ranked in order of total market capitalization (excluding from that group the 1000 largest companies).
The Corporation's stock began appearing on the Nasdaq Stock Market? under the symbol FNBP on July 7, 1998.

The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," in the Corporation's 2003 Annual Report to Stockholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. At March 3,
2004, the closing price was $28.25.

Beginning in the second quarter of 1997, the Corporation changed its policy and began paying dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See
Note 13 of the notes to consolidated financial statements in the Corporation's 2003 Annual Report to Stockholders under the caption "Dividend Restrictions and Capital Requirements," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in the Corporation's 2003 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section of the Corporation's 2003 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2003 Annual Report to Stockholders entitled "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent auditors' report, consolidated financial statements, and supplementary financial information included in the Corporation's 2003 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

           Independent Auditor's Report
           Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Income and Comprehensive Income - Years
                  ended December 31, 2003, 2002,and 2001
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2003, 2002, and 2001
           Consolidated Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2003, 2002, and 2001
           Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9(A) Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Senior Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act") as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the fourth quarter of the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information on directors is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Proposal No. 1 - Election of Directors."

Information on executive officers is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Non-Director Executive Officers of the Corporation."

The Corporation adopted a Code of Conduct dated January 29, 2004 which is attached as Exhibit 14.

Information on audit committee financial expert is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Board of Directors and Committees of the Board."

Information on Section 16(a) reporting is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under Section 16(a) "Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

Information on executive compensation is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Executive Compensation."

Information on compensation of directors is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Director Compensation."

The Corporation's performance graph is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders. The Corporation knows of no person or group that beneficially owned more than five percent of the outstanding shares of Common Stock as of March 3, 2004.

Security Ownership of Directors and Executive Management. Information on security ownership of directors and executive officers is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

In 2000 the Corporation's stockholders approved the FNB Corporation 2000 Incentive Stock Plan which makes up to 424,000 shares of common stock available for awards to key employees and non-employee directors of the Corporation in the form of stock options, stock appreciation rights and stock awards. For a full description of the Corporation's stock compensation plans please read Note 22 of the notes to consolidated financial statements included in the Corporation's Annual Report to Stockholders for the year ended December 31, 2003 incorporated as Exhibit 13.

Securities Authorized for Issuance Under Equity Compensation Plans

                                                            Number of
                                                            securities
                                                            remaining
                                                            available
                                                            for future
                                                            issuance
Plan category             Number of         Weighted-       under equity
                          securities        average         compensation
                          to be issued      exercise        plans
                          upon exercise     price of        (excluding
                          of outstanding    outstanding     securities
                          options,          options,        reflected in
                          warrants and      warrants and    column
                          rights            rights          (a))
                          (a)               (b)             (c)
Equity compensation
 plans approved by
 security holders            259,349          $17.183         132,554

Equity compensation
 plans not approved
 by security holders               -                -               -

Total                        259,349          $17.183         132,554

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

Information on transactions with management is incorporated herein by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Transactions with Management."

Item 14.  Principal Accounting Fees and Services

Information related to audit fees, pre-approval policies and procedures for audit and permitted non-audit services is incorporated by reference to the Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval Policy."

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1). Consolidated Financial Statements. The following independent auditor's report and consolidated financial statements of the Corporation are incorporated by reference from the Corporation's 2003 Annual Report to Stockholders included within this document as Exhibit 13:

          Independent Auditor's Report
          Consolidated Balance Sheets -- December 31, 2003 and 2002 Consolidated Statements of Income and Comprehensive Income --
                Years Ended December 31, 2003, 2002, and 2001
          Consolidated Statements of Cash Flows --
                Years Ended December 31, 2003, 2002, and 2001
          Consolidated Statements of Changes in Stockholders' Equity --
                Years Ended December 31, 2003, 2002, and 2001
          Notes to Consolidated Financial Statements

         (2). Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (3).  Exhibits.
               See Index to Exhibits

      (b). Reports on Form 8-K. A report on Form 8-K was filed on November 11, 2003 (with a Date of Report of October 24, 2003) disclosing under Item 12 2003 third quarter performance and approval by the Board of Directors of a 2003 fourth quarter cash dividend.

               A report on Form 8-K was filed on October 10, 2003 (with a Date of Report of October 10,2003) disclosing under Item 5 the resignation of Peter A. Seitz, Executive Vice President/ Chief Administrative Officer and Corporate Secretary.

      (c).     Exhibits.
               Included in item 15(a)(3) above

      (d).     Financial Statement Schedules.
               Included in item 15(a)(2) above

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

                                   Date: March 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.

      Signature                                       Date

    s/Kendall O. Clay                            March 3, 2004
      Kendall O. Clay

    s/Hugh H. Bond                               March 3, 2004
      Hugh H. Bond

    s/Douglas Covington                          March 3, 2004
      Douglas Covington

    s/Beverley E. Dalton                         March 3, 2004
      Beverley E. Dalton

    s/Daniel D. Hamrick                          March 3, 2004
      Daniel D. Hamrick

    s/William P. Heath, Jr.                      March 3, 2004
      William P. Heath, Jr.

    s/F. Courtney Hoge                           March 3, 2004
      F. Courtney Hoge

    s/Steven D. Irvin                            March 3, 2004
      Steven D. Irvin

    s/Harold K. Neal                             March 3, 2004
      Harold K. Neal

    s/Clark Owen, Jr.                            March 3, 2004
      Clark Owen, Jr.

    s/Charles W. Steger                          March 3, 2004
      Charles W. Steger

    s/Carl E. Tarpley, Jr.                       March 3, 2004
      Carl E. Tarpley, Jr.

    s/Jon T. Wyatt                               March 3, 2004
      Jon T. Wyatt

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

(10)D Employment agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr., filed with the Commission as exhibit
            (10)E on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

(10)E Separation agreement dated October 10, 2003 between FNB Corporation and Peter A. Seitz.

(13)        2003 Annual Report to Stockholders

(14)        Code of Conduct

(21)        Subsidiaries of the Registrant

            Name of Subsidiary                         Incorporation

            First National Bank                        United States
            FNB Financial Services, Inc.               Virginia
            FNBO Co., Inc.                             Virginia
            FNB Salem Bank and Trust, N.A.             United States
            Bedford Federal Savings Bank, FSB          United States

31(A) Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(B) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer, as required by
            Section 906 of the Sarbanes-Oxley Act of 2002.