Form 10-Q
period 2004-03-31
FNB CORP \VA\
filed 2004-05-06
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2004
                                      or

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


            7,254,010 shares outstanding as of May 3, 2004

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            March 31, 2004                                                   3

            Consolidated Balance Sheet as of December 31, 2003               4

            Unaudited Consolidated Statements of Income for the
            three-month periods ended March 31, 2004 and 2003                5

            Unaudited Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 2004 and 2003              6-7

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2003           8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2004           9

            Notes to Consolidated Financial Statements                   10-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-17

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     18

  Item 4.   Controls and Procedures                                         18

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               19

  Item 2.   Changes in Securities and Use of Proceeds                       19

  Item 3.   Defaults Upon Senior Securities                                 19

  Item 4.   Submission of Matters to a Vote of Security Holders             19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits and Reports on Form 8-K                                19

            Signatures                                                      20

            Certifications                                               21-24

            Index to Exhibits                                               25

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2004
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   35,929
Federal funds sold                                                  3,900
Cash and cash equivalents                                          39,829
Securities available-for-sale, at fair value                      152,524
Securities held-to-maturity, at amortized cost (fair
  value approximated $9,301)                                        9,003
Other investments at cost                                           9,532
Mortgage loans held for sale                                       10,600
Loans, net of unearned income                                   1,035,822
Less allowance for loan losses                                     12,413
            Loans, net                                          1,023,409
Bank premises and equipment, net                                   25,056
Other real estate owned                                             1,267
Goodwill                                                           42,624
Core deposit intangibles                                            6,324
Other assets                                                       25,497
            Total assets                                      $ 1,345,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   139,940
      Interest-bearing demand and savings deposits                370,470
      Time deposits                                               420,801
      Certificates of deposit of $100,000 and over                134,926
            Total deposits                                      1,066,137
FHLB advances                                                      91,691
Trust preferred                                                    27,836
Other borrowings                                                    8,405
Other liabilities                                                   7,532
            Total liabilities                                   1,201,601
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,253,262 shares              36,266
      Surplus                                                      82,525
      Unearned ESOP shares (16,816 shares)                           (246)
      Retained earnings                                            23,053
      Accumulated other comprehensive income (loss)                 2,466
            Total stockholders' equity                            144,064
            Total liabilities and stockholders' equity        $ 1,345,665

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2003
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                       $    36,838
Federal funds sold                                                  1,200
Securities available-for-sale, at fair value                      173,641
Securities held-to-maturity, at amortized cost (fair
  value approximated $10,009)                                       9,674
Other investments at cost                                           9,922
Mortgage loans held for sale                                        6,222
Loans, net of unearned income                                     999,888
Less allowance for loan losses                                     12,002
            Loans, net                                            987,886
Other real estate owned                                             1,872
Bank premises and equipment, net                                   24,373
Goodwill                                                           42,624
Core deposit intangibles                                            6,671
Other assets                                                       25,888
            Total assets                                      $ 1,326,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   134,819
      Interest-bearing demand and savings deposits                380,142
      Time deposits                                               410,005
      Certificates of deposit of $100,000 and over                123,836
            Total deposits                                      1,048,802
Short term borrowings                                              39,595
Long term debt                                                     90,851
Other liabilities                                                   6,455
            Total liabilities                                   1,185,703
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 25,000,000
            shares; issued and outstanding 7,234,050 shares        36,170
      Surplus                                                      82,252
      Unearned ESOP shares (22,333 shares)                           (345)
      Retained earnings                                            21,203
      Accumulated other comprehensive income (loss)                 1,828
            Total stockholders' equity                            141,108
            Total liabilities and stockholders' equity        $ 1,326,811

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2004 and 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
                                               Three Months Ended
                                                    March 31
                                                2004       2003
Interest income:
  Interest and fees on loans                $ 14,895     11,928
  Interest on securities:
    Taxable                                    1,850      1,546
    Nontaxable                                   202        313
  Interest on federal funds sold and
    short term investments                       102        361
         Total interest income                17,049     14,148
Interest expense:
  Interest on deposits                         4,242      4,350
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                      15         12
  Interest on long term debt                   1,031        476
         Total interest expense                5,288      4,838
         Net interest income                  11,761      9,310
Provision for loan losses                        637        497
         Net interest income after
           provision for loan losses          11,124      8,813
Noninterest income:
  Service charges on deposit accounts          1,521      1,146
  Loan origination fees                          578      1,444
  Other service charges and fees                 570        523
  Other income                                   529        511
  Securities gains (losses), net                   -         45
         Total noninterest income              3,198      3,669
Noninterest expense:
  Salaries and employee benefits            $  4,851     4,299
  Occupancy and equipment expense,net          1,441     1,437
  Cardholder/merchant processing                 161       160
  Supplies expense                               227       204
  Telephone expense                              192       163
  Amortization of core deposit
    intangibles                                  347       240
  Other expenses                               1,812     1,577
         Total noninterest expense             9,031     8,080
Income before income tax expense               5,291     4,402
Income tax expense                             1,881     1,397
         Net income                         $  3,410     3,005


          Basic earnings per share          $   0.47      0.52
          Diluted earnings per share        $   0.47      0.51
          Dividends declared per
            share                           $   0.18      0.17
          Average number basic
            shares outstanding             7,228,670 5,769,406
          Average number diluted
            shares outstanding             7,302,458 5,836,050

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from operating activities:
      Net income                                           $  3,410    3,005
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           637      497
            Depreciation and amortization of bank
                  premises and equipment                        655      636
            Amortization of core deposit intangibles            347      240
            ESOP compensation                                    90       87
            Stock awards compensation                            51       37
            Amortization of premiums and accretion
                  of discounts, net                             243      289
            Gain on sale of securities, net                       -      (45)
            Net gain on sale of fixed assets and
                  other real estate                             (44)     (12)
            Net (increase) decrease in mortgage loans
                  held for sale                              (4,378)   9,226
            (Increase) decrease in other assets                  59     (189)
            Increase in other liabilities                     1,077      487
                  Net cash provided by operating
                        activities                            2,147   14,258

Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                              -    6,318
      Proceeds from calls and maturities of
            securities available-for-sale                    22,496   30,240
      Proceeds from calls and maturities of
            securities held-to-maturity                         668    1,151
      Purchase of securities available-for-sale                (261) (33,512)
      Purchase of securities held-to-maturity                     -     (430)
      Net increase in loans                                 (36,603) (23,921)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,004      371
      Recoveries on loans previously charged off                 92       58
      Bank premises and equipment expenditures               (1,342)    (646)
                  Net cash used in investing
                        activities                          (13,946) (20,371)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Three Months Ended March 31, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from financing activities:
      Net increase (decrease) in demand and
        savings deposits                                     (4,551)  12,170
      Net increase (decrease) in time deposits and
            certificates of deposit                          21,886   (7,549)
      Net decrease in FHLB advances                          (4,855)  (8,137)
      Net increase in other borrowings                        2,341    6,814
      Principal payments on ESOP debt                            99      187
      Repurchase FNB Corporation stock                            -       (6)
      Stock options exercised                                   230        9
      Dividends paid                                         (1,560)    (984)
                  Net cash provided by financing
                        activities                           13,590    2,504
Net increase (decrease) in cash and cash equivalents          1,791   (3,609)
Cash and cash equivalents at beginning of period             38,038   40,391
Cash and cash equivalents at end of period                 $ 39,829   36,782

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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2004
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2003   $36,170   82,252     (345)    21,203   1,828  $141,108

Net Income                 -        -        -      3,410       -     3,410
Cash dividends,
 $0.18 per share           -        -        -     (1,560)      -    (1,560)
ESOP shares
 allocated upon
 loan repayment            -       90       99          -       -       189
Stock awards
 issued                    9       40        -          -       -        49
Stock options
 exercised                87      143        -          -       -       230
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $344                      -        -        -          -     638       638

Balances at
 March 31, 2004      $36,266   82,525     (246)    23,053   2,466  $144,064

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2004 and 2003
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of March 31, 2004; the consolidated statements of income, the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the three-months ended
      March 31, 2004 and 2003.

      The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company's 2003 annual report to stockholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2003 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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


(3)   Stock Options

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

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been estimated as follows:

            Quarter Ended March 31,                 2004       2003
            Net Income, as reported             $  3,410      3,005

              Add:  Compensation expense
                related to stock grants
                included in net income,
                net of tax                            33         24

            Deduct:  Compensation expense
              related to stock plans using
              fair value accounting, net of
              tax                                     60         55

            Net Income, on a pro forma basis    $  3,383      2,974

            Basic earnings per share -
                                 As reported       $0.47       0.52
                                 Pro forma          0.47       0.52

            Diluted earnings per share -
                                 As reported       $0.47       0.51
                                 Pro forma          0.46       0.51

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                            Three Months Ended
                                                 March 31,
                                            2004         2003
      Balance at beginning of period  $   12,002        9,466
      Provisions for loan losses             637          497
      Loan recoveries                         92           58
      Loan charge-offs                      (318)        (227)

      Balance at end of period        $   12,413        9,794

      Nonperforming assets consist of the following:

                                           March 31     December 31,
                                             2004           2003
      Nonaccrual loans                   $  4,556          3,142
      Other real estate owned               1,267          1,872
      Loans past due over 90 days             489            437
        Total nonperforming assets       $  6,312          5,451

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2004.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2004 and December 31, 2003 were collateralized by investment securities controlled by the Corporation with a book value of $8,213 and $8,671, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $91,691 and $96,546 on March 31, 2004 and December 31, 2003, respectively.
      The interest rates on the advances as of March 31, 2004 range from
      1.3 to 7.3 percent and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

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


(6)  Segment Information

      The Corporation operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. The Corporation's mortgage banking segment consists of mortgage brokerage facilities that originate and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Corporation described in Note 1 of the Annual Report included in Form 10-K for December 31, 2003.

YTD March 31, 2004

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    11,906          154       (299)         -     11,761
Provision for loan
  losses                    624           13          -          -        637
Net interest income
  after provision
  for loan losses        11,282          141       (299)         -     11,124
Other income              2,634          564      3,482     (3,482)     3,198
Other expenses            8,237          748      3,528     (3,482)     9,031
Income (loss)
  before income
  taxes                   5,679          (43)      (345)         -      5,291
Income tax
  (benefit)               2,030          (15)      (134)         -      1,881
Net income          $     3,649          (28)      (211)         -      3,410
Average assets      $ 1,312,598       18,067    171,583   (170,596) 1,331,652

YTD March 31, 2003

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $     9,246          239       (175)         -      9,310
Provision for loan
  losses                    497            -          -          -        497
Net interest income
  after provision
  for loan losses         8,749          239       (175)         -      8,813
Other income              2,203        1,466      3,116     (3,116)     3,669
Other expenses            7,236          634      3,326     (3,116)     8,080
Income (loss)
  before income
  taxes                   3,716        1,071       (385)         -      4,402
Income tax
  (benefit)               1,171          364       (138)         -      1,397
Net income          $     2,545          707       (247)         -      3,005
Average assets      $   961,308       23,521    112,906   (111,643)   986,092

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation, a bank holding company, and its wholly owned subsidiaries (collectively, the "Corporation"). This discussion should be read in connection with the consolidated financial statements, statistical disclosures and other financial information presented herein. All amounts presented are denoted in thousands except per share, percentages or data as otherwise specified.

Forward Looking Information

This report may contain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Corporation is engaged; (5) costs or difficulties related to the integration of the businesses of the Corporation and its merger partners may be greater than expected; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Corporation; and
(7) adverse changes may occur in the securities markets.

Mergers and Acquisitions

On August 1, 2003, the Corporation acquired Bedford Bancshares, Inc. and its subsidiary, Bedford Federal Savings Bank, FSB. Bedford Bancshares, Inc. shareholders received 1.403 million shares of FNB Corporation stock and $11.5 million cash. Bedford Bancshares, Inc. was liquidated and Bedford Federal Savings Bank, FSB (Bedford) became a subsidiary of FNB Corporation, therefore the results of its operations are only included in the accompanying financial statements from the date of acquisition (August 1, 2003).

Proforma Financial Information

The following unaudited pro-forma financial information shows the effect of FNB Corporation with Bedford excluded in the first quarter of 2004 so as to make it comparable with the first quarter of 2003.

                                                First Qtr.
                First Qtr.                      2004
                2004             Bedford        Excluding        First Qtr.
                Reported         Impact         Bedford          2003 Reported
Net interest
  income        $ 11,761          2,336           9,425                  9,310
Provision for
  loan loss          637            150             487                    497
Noninterest
  income           3,198            295           2,903                  3,669
Noninterest
  expense          9,031          1,381           7,650                  8,080
Income before
  taxes            5,291          1,100           4,191                  4,402
Taxes              1,881            484           1,397                  1,397
Net income      $  3,410            616           2,794                  3,005


Net Income

Net income for the first quarter of 2004 was $3,410 compared to $3,005 in the same quarter last year for an increase of $405 or 13.5%. The acquisition of Bedford accounted for $616 of the net income for the quarter net of reduction in noninterest income. Basic earnings per share for the first quarter of 2004 was $.47 compared to $.52 in the same quarter of last year. This decline was due largely to lower noninterest revenue.

Net Interest Income

Net interest income currently provides almost 80% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses was up $2,451, from $9,310 for the three months ending March 31, 2003 to $11,761 for the three months ending March 31, 2004. The net interest margin declined from 4.25% to 3.93% for the same period. Bedford accounted for 2,336 of the $2,451 increase in net interest income. Excluding Bedford, net interest income was up $397 due to volume largely due to an 8.9% growth in the loan portfolio. Net interest income was also favorably impacted by $240 due primarily to a shift in the deposit mix averages, from higher cost certificates of deposit and IRAs to lower cost checking accounts and other transaction deposit accounts. These favorable variances were largely offset by a $522 reduction in net interest income due to rates. Excluding Bedford, the average yield on loans declined 58 basis points whereas the cost of deposits declined by only 35 basis points. Further reductions in deposit costs are limited because many deposit products are near pricing floors.

The decline in the margin was primarily attributable to the reduced spread between the loans and deposits discussed above plus the acquisition of Bedford. Bedford's product line has a lower margin. Plans are in place to expand this product line to include the broad array of products the Corporation has to offer.

A summary of the changes impacting net interest income is shown below.

                              Change in
                       Net Interest Income ($)

     Acquisition of Bedford                              2,336
     Favorable shift in product mix, primarily
       to lower cost deposits                              240
     Growth in the balance sheet, primarily
       loans                                               397
     Greater decline in earning asset yields
       relative to cost of funds                          (522)
     Change in net interest income 1Q04/1Q03             2,451


Provision for Loan Losses

The provision for loan losses for the first quarter 2004 was $637, up $140 over the same quarter last year primarily due to Bedford. The provision for loan losses, when expressed as a percentage of year-to-date average loans outstanding, was .25% this year compared to .28% last year. Net charge-offs were $226 compared to $169. Net charge-offs to average year-to-date loans outstanding were .09% compared to .10% last year. The allowance for loan losses as a percent of loans, net of unearned was the same at 1.20% at March 31, 2004 and December 31, 2003.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses) declined by $471, from $3,669 in the first quarter 2003 to $3,198 in the first quarter of 2004. Excluding Bedford, noninterest income declined $766. This was due to lower mortgage loan origination revenue of $866 resulting from a temporary rise in rates in the fourth quarter of 2003 and a tapering off of mortgage loan re-financings. Secondary mortgage loan volume declined from $88 million in the first quarter 2003 to $49 million in the first quarter 2004. This decline in mortgage revenue was offset in part by higher service charge income primarily from the "Overdraft Privilege" product which was introduced in Bedford in February 2004.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses were $9,031 in the first quarter of 2004 compared to $8,080 for the three months ending March 31, 2003 for an increase of $951. Excluding Bedford, which accounted for $1,381 of the increase, noninterest expense was down $430 or 5.6%. This decline was largely due to the secondary mortgage area as reduced volume resulted in lower commissions and incentives. In addition, the Corporation began realizing economies from the Bedford merger as Bedford was converted to the Corporation's core processor and some administrative functions were centralized. The remainder of the decrease in expense was spread among several categories to include lower depreciation expense as items become fully depreciated, lower losses and charge-offs, lower consulting expense and lower expenditures on outside training.

Income Taxes

Income tax expense as a percentage of pre-tax income was 35.5% in the first quarter of 2004 compared to 31.7% for the same period last year. The increase was due to an increase in the Corporation's marginal tax rate from 34% to 35%, the non-deductibility of the amortization of core deposit intangibles resulting from the acquisition of Bedford, the accrual of state income taxes on Bedford because it is a savings and loan instead of a bank (this is in lieu of a bank franchise tax) and the decline of nontaxable interest on investment securities as a percentage of income before income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. The Corporation has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet (change from December 31, 2003 to March 31, 2004)

Total assets of the Corporation grew 1.4% or $18,854 from $1,326,811 at December 31, 2003 to $1,345,665 at March 31, 2004 due primarily to loan growth, partially offset by a decline in the investment portfolio.

Total loans are up 3.6% or $35,934 for the quarter. Loans grew from $999,888 at December 31, 2003 to $1,035,822 at March 31, 2004. All major loan categories grew; however, the largest growth occurred in the commercial and real estate construction categories.

Securities and other investments declined $22,178 due to calls and pay-downs. These proceeds were used to fund the growth in loans. Mortgage loans held for sale balances increased $4,378 as re-financing activity has picked up since the end of the year.

Total deposits grew $17,335 or 1.7% (6.6% annualized), from $1,048,802 to $1,066,137. Strong growth occurred in certificate of deposit/individual retirement account balances due to special promotions. Lower cost noninterest-bearing demand balances grew a strong 3.8% (15.1% annualized).

Federal Home Loan Bank (FHLB) advances dropped $4,855 and other borrowings increased by $2,341 for a net decline of $2,514. These borrowings fluctuate considerably from period to period as they are used to manage changes in the Corporation's fund position resulting from daily swings in net investment, loan and deposit balances.

Stockholders' Equity

Stockholders' equity increased $2,956, from $141,108 at December 31, 2003 to $144,064 at March 31, 2004 primarily due to earnings of $3,410 net of cash dividends of $1,560 and an increase of $638 in net tax effected unrealized gains on securities available for sale.

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans totaled $6,312 on March 31, 2004 compared to $5,451 at December 31, 2003. Expressed as a percent of loans net of unearned plus other real estate, these balances are .61% and .54% for March 31, 2004 and December 31, 2003 respectively. This increase was due primarily to two loans which are expected to be resolved by the end of the next quarter with minimal losses.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB Corporation since December 31, 2003. For information regarding FNB Corporation's market risk, refer to FNB Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (A) Exhibits:

                See index to exhibits

            (B) Reports on Form 8-K:

                A report on form 8-K was filed on January 30, 2004 (with a Date of Report of January 30, 2004) disclosing under Item 12 a press release commenting on 2003 performance, approval by the Board of Directors of a 2004 first quarter cash dividend and the record and meeting dates for the 2004 annual meeting of shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  May 5, 2004             s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer



Date  May 5, 2004             s/Daniel A. Becker
                              Daniel A. Becker
                              Senior Vice President & Chief Financial Officer

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

      b) (paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986)

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


Date:  May 5, 2004             s/William P. Heath, Jr.
                               William P. Heath, Jr.
                               President & Chief Executive Officer

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

      b) (paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986)

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


Date:  May 5, 2004             s/Daniel A. Becker
                               Daniel A. Becker
                               Senior Vice President & Chief Financial Officer

                                  INDEX TO EXHIBITS

Exhibit #   Description

(2)         Plan of Merger

(2)A Merger agreement dated March 20, 2003 between FNB Corporation and Bedford Bancshares, Inc. filed with the Commission as Exhibit (2)C on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

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

(10)        Material Contracts

(10)A Employment agreement dated April 1, 2002 between FNB Corporation and Peter A. Seitz, filed with the Commission as exhibit (10)B on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)B Employment agreement dated April 1, 2002 between FNB Corporation and Litz H. Van Dyke, filed with the Commission as exhibit (10)C on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(10)C Employment agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr., filed with the Commission as exhibit
            (10)E on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

(10)D Separation agreement dated October 10, 2003 between FNB Corporation and Peter A. Seitz, filed with the Commission as exhibit (10)E on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.