Form 10-Q/A
period 2004-03-31
FNB CORP \VA\
filed 2004-05-13
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q/A
                               Amendment No. 1
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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

                             EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of FNB Corporation for the quarterly period ended March 31, 2004, is being filed solely to (i) include the Section 302 and Section 906 Certifications (Exhibits 31(A), 31(B) and 32) that were inadvertently omitted from our original Form 10-Q filing on May 6, 2004, (ii) revise the disclosure in Part I, Item 4. "Controls and Procedures" to provide the information required by this item, and (iii) revise the caption of Part II, Item 2 to reflect recent changes to the quarterly report form. There are no other changes to the originally filed Form 10-Q. All information in this Amendment No. 1 is as of March 31, 2004, and does not reflect any subsequent information or events other than the changes referred to above.

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            March 31, 2004                                                   3

            Consolidated Balance Sheet as of December 31, 2003               4

            Unaudited Consolidated Statements of Income for the
            three-month periods ended March 31, 2004 and 2003                5

            Unaudited Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 2004 and 2003              6-7

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2003           8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2004           9

            Notes to Consolidated Financial Statements                   10-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-17

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     18

  Item 4.   Controls and Procedures                                         18

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               19

  Item 2.   Changes in Securities, Use of Proceeds and Issuer Repurchases
            of Equity Securities                                            19

  Item 3.   Defaults Upon Senior Securities                                 19

  Item 4.   Submission of Matters to a Vote of Security Holders             19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits and Reports on Form 8-K                                19

            Signatures                                                      20

            Index to Exhibits                                            21-22

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


Item 4.     CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures that is designed to provide reasonable assurance that material information is accumulated and communicated to management on a timely basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by FNB Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within FNB Corporation to disclose material information otherwise required to be set forth in our periodic reports.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting or control of assets occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control over its assets.

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

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