Form 10-Q
period 2004-06-30
FNB CORP \VA\
filed 2004-08-03
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2004
                                      or

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


            7,268,697 shares outstanding as of July 23, 2004

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            June 30, 2004                                                    3

            Consolidated Balance Sheet as of December 31, 2003               4

            Unaudited Consolidated Statements of Income for the quarter
            and six-month periods ended June 30, 2004 and 2003               5

            Unaudited Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 2004 and 2003                 6-7

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the six-month period ended June 30, 2003              8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the six-month period ended June 30, 2004              9

            Notes to Consolidated Financial Statements                   10-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-19

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     19

  Item 4.   Controls and Procedures                                         20

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               21

  Item 2.   Changes in Securities, Use of Proceeds and Issuer Repurchases
            of Equity Securities                                            21

  Item 3.   Defaults Upon Senior Securities                                 21

  Item 4.   Submission of Matters to a Vote of Security Holders             21

  Item 5.   Other Information                                               22

  Item 6.   Exhibits and Reports on Form 8-K                                22

            Signatures                                                      23

            Index to Exhibits                                            24-25

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2004
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   31,268
Federal funds sold                                                    650
Cash and cash equivalents                                          31,918
Securities available-for-sale, at fair value                      173,684
Securities held-to-maturity, at amortized cost (fair
  value approximated $8,015)                                        7,852
Other investments at cost                                           9,330
Mortgage loans held for sale                                       11,228
Loans, net of unearned income                                   1,056,396
Less allowance for loan losses                                     12,590
            Loans, net                                          1,043,806
Bank premises and equipment, net                                   25,091
Other real estate owned                                               987
Goodwill                                                           42,624
Core deposit intangibles                                            5,978
Other assets                                                       26,638
            Total assets                                      $ 1,379,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   147,593
      Interest-bearing demand and savings deposits                387,295
      Time deposits                                               444,243
      Certificates of deposit of $100,000 and over                144,034
            Total deposits                                      1,123,165
FHLB advances                                                      74,890
Trust preferred                                                    27,836
Other borrowings                                                    2,950
Other liabilities                                                   6,203
            Total liabilities                                   1,235,044
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,268,697 shares              36,343
      Surplus                                                      82,764
      Unearned ESOP shares (11,033 shares)                           (200)
      Retained earnings                                            25,172
      Accumulated other comprehensive income (loss)                    13
            Total stockholders' equity                            144,092
            Total liabilities and stockholders' equity        $ 1,379,136



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

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2004 and 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Six Months Ended
                                               June 30           June 30
                                           2004       2003      2004      2003
Interest income:
  Interest and fees on loans           $ 14,995     11,835    29,890    23,763
  Interest on securities:
    Taxable                               1,728      1,443     3,578     2,989
    Nontaxable                              180        295       382       608
  Interest on federal funds sold and
    short term investments                  161        273       263       634
         Total interest income           17,064     13,846    34,113    27,994
Interest expense:
  Interest on deposits                    4,421      4,139     8,663     8,489
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                 18         18        33        30
  Interest on long term debt              1,014        515     2,045       991
         Total interest expense           5,453      4,672    10,741     9,510
         Net interest income             11,611      9,174    23,372    18,484
Provision for loan losses                   903        462     1,540       959
         Net interest income after
           provision for loan losses     10,708      8,712    21,832    17,525
Noninterest income:
  Service charges on deposit accounts     1,654      1,216     3,175     2,362
  Loan origination fees                     899      1,837     1,477     3,281
  Other service charges and fees            687        588     1,257     1,111
  Other income                              674        466     1,203       977
  Securities gains (losses), net              -          1         -        46
         Total noninterest income         3,914      4,108     7,112     7,777
Noninterest expense:
  Salaries and employee benefits       $  4,750      4,842     9,601     9,141
  Occupancy and equipment expense, net    1,529      1,367     2,970     2,804
  Cardholder/merchant processing            159        100       320       260
  Supplies expense                          193        174       420       378
  Telephone expense                         218        134       410       297
  Amortization of core deposit
    intangibles                             347        240       694       480
  Other expenses                          2,059      1,526     3,871     3,103
         Total noninterest expense        9,255      8,383    18,286    16,463
Income before income tax expense          5,367      4,437    10,658     8,839
Income tax expense                        1,941      1,431     3,822     2,828
         Net income                    $  3,426      3,006     6,836     6,011

          Basic earnings per share     $   0.47       0.52      0.94      1.04
          Diluted earnings per share   $   0.47       0.51      0.93      1.03
          Dividends declared per
            share                      $   0.18       0.17      0.36      0.34
          Average number basic
            shares outstanding        7,244,730  5,779,717 7,236,700 5,774,590
          Average number diluted
            shares outstanding        7,323,474  5,843,836 7,312,966 5,839,404


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from operating activities:
      Net income                                           $  6,836    6,011
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,540      959
            Depreciation and amortization of bank
                  premises and equipment                      1,332    1,251
            Amortization of core deposit intangibles            694      480
            ESOP compensation                                   121      169
            Stock awards compensation                           135      119
            Amortization of premiums and accretion
                  of discounts, net                             462      644
            Gain on sale of securities, net                       -      (46)
            Net (gain) loss on sale of fixed assets
                  and other real estate                         (14)      16
            Net decrease (increase) in mortgage loans
                  held for sale                              (5,006)   6,248
            Decrease (increase) in other assets                 273   (1,063)
            Increase (decrease) in other liabilities           (252)      55
                  Net cash provided by operating
                        activities                            6,121   14,843

Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                            127    6,353
      Proceeds from calls and maturities of
            securities available-for-sale                    33,014   49,857
      Proceeds from calls and maturities of
            securities held-to-maturity                       1,816    2,860
      Purchase of securities available-for-sale             (35,795) (66,187)
      Purchase of securities held-to-maturity                     -     (430)
      Net increase in loans                                 (58,126) (45,182)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,404      811
      Recoveries on loans previously charged off                168      168
      Bank premises and equipment expenditures               (2,057)  (1,190)
                  Net cash used in investing
                        activities                          (59,449) (52,940)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Six Months Ended June 30, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from financing activities:
      Net increase in demand and savings deposits            19,927   35,305
      Net increase (decrease) in time deposits and
            certificates of deposit                          54,436  (10,222)
      Net decrease in FHLB advances                         (21,656)    (100)
      Proceeds from issuance of trust preferred
            securities                                            -   12,372
      Net decrease in other borrowings                       (3,114)    (667)
      Principal payments on ESOP debt                           145      232
      Repurchase FNB Corporation stock                            -      (88)
      Stock options exercised                                   337      169
      Dividends paid                                         (2,867)  (1,970)
                  Net cash provided by financing
                        activities                           47,208   35,031
Net decrease in cash and cash equivalents                    (6,120)  (3,066)
Cash and cash equivalents at beginning of period             38,038   40,391
Cash and cash equivalents at end of period                 $ 31,918   37,325

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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Six Months Ended June 30, 2004
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2003   $36,170   82,252     (345)    21,203   1,828  $141,108

Net Income                 -        -        -      6,836       -     6,836
Cash dividends,
 $0.36 per share           -        -        -     (2,867)      -    (2,867)
ESOP shares
 allocated upon
 loan repayment            -      121      145          -       -       266
Stock awards
 issued                   43      184        -          -       -       227
Stock options
 exercised               130      207        -          -       -       337
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(977)                    -        -        -          -  (1,815)   (1,815)

Balances at
 June 30, 2004       $36,343   82,764     (200)    25,172      13  $144,092

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2004 and 2003
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", "the Corporation" or "the Company") as of June 30, 2004; the consolidated statements of income for the three and six-months ended June 30, 2004 and 2003, and the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the six-months ended June 30, 2004 and 2003.

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

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and six month periods ended June 30, 2004 and 2003 would have been estimated as follows:

                                             Quarter Ended    Six Months Ended
                                               June 30,          June 30,
                                            2004      2003    2004      2003
      Net Income, as reported           $  3,426     3,006   6,836     6,011

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                          55        54      87        78

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                   91        95     151       150

      Net Income, on a pro forma basis  $  3,390     2,965   6,773     5,939

      Basic earnings per share -
                           As reported     $0.47      0.52    0.94      1.04
                           Pro forma        0.47      0.51    0.94      1.03

      Diluted earnings per share -
                           As reported     $0.47      0.51    0.93      1.03
                           Pro forma        0.46      0.51    0.93      1.02

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Six Months Ended
                                           June 30,           June 30,
                                          2004    2003       2004    2003
      Balance at beginning of period  $ 12,413   9,794     12,002   9,466
      Provisions for loan losses           903     462      1,540     959
      Loan recoveries                       76     110        168     168
      Loan charge-offs                    (802)   (292)    (1,120)   (519)

      Balance at end of period        $ 12,590  10,074     12,590  10,074

      Nonperforming assets consist of the following:

                                           June 30      December 31,
                                             2004           2003
      Nonaccrual loans                   $  3,110          3,142
      Other real estate owned                 987          1,872
      Loans past due over 90 days           1,447            437
        Total nonperforming assets       $  5,544          5,451

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2004.


(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2004 and December 31, 2003 were collateralized by investment securities controlled by the Corporation with a book value of $7,627 and $8,671, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $74,890 and $96,546 on June 30, 2004 and December 31, 2003, respectively.
      The interest rates on the advances as of June 30, 2004 range from
      1.7 to 7.3 percent and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

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

YTD June 30, 2004

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    23,600          372       (600)         -     23,372
Provision for loan
  losses                  1,506           34          -          -      1,540
Net interest income
  after provision
  for loan losses        22,094          338       (600)         -     21,832
Other income              5,643        1,469      7,301     (7,301)     7,112
Other expenses           16,807        1,576      7,204     (7,301)    18,286
Income (loss)
  before income
  taxes                  10,930          231       (503)         -     10,658
Income tax
  (benefit)               3,925           81       (184)         -      3,822
Net income          $     7,005          150       (319)         -      6,836
Average assets      $ 1,337,788       23,596    173,151   (183,333) 1,351,202

YTD June 30, 2003

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    18,425          412       (353)         -     18,484
Provision for loan
  losses                    959            -          -          -        959
Net interest income
  after provision
  for loan losses        17,466          412       (353)         -     17,525
Other income              4,473        3,304      6,356     (6,356)     7,777
Other expenses           14,477        1,483      6,859     (6,356)    16,463
Income (loss)
  before income
  taxes                   7,462        2,233       (856)         -      8,839
Income tax
  (benefit)               2,374          759       (305)         -      2,828
Net income          $     5,088        1,474       (551)         -      6,011
Average assets      $   964,050       23,071    114,281   (107,442)   993,960

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


Critical Accounting Policies

The Company's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position and/or consolidated results of operations. The Company considers its policies regarding the allowance for loan losses and valuing intangible assets associated with mergers and acquisitions to be its most critical accounting policies, because they require many of management's most subjective and complex judgments. Understanding the Company's accounting policies is fundamental to understanding its consolidated financial position and consolidated results of operations. Accordingly, the Company's significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements" in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Loans and Allowance for Loan Losses," Note (6) in the "Notes to Consolidated Financial Statements" in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. To account for mergers and acquisitions the Company uses SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting. For purchase acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning the Company's intangible assets and merger/acquisition activities see "Goodwill and Other Intangible Assets," Note (16) and "Mergers and Acquisitions," Note (23) in the "Notes to Consolidated Financial Statements" in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

The Corporation's earnings are up this year through June 30 due to the merger of Bedford Federal Savings Bank (Bedford) and the inclusion of their results in the financials effective August 1, 2003. The increase in earnings from the Bedford acquisition was partially offset by a decline in earnings resulting from reduced secondary market mortgage loan volume as well as a lower net interest margin.

With the recent rise in rates, secondary market production decreased from last year but was up considerably from the prior quarter. It is expected that revenues from the secondary market operation will increase this year as we take advantage of the opportunities in the newer markets of Hilton Head, South Carolina and Raleigh, North Carolina. The net interest margin is expected to widen as the Federal Reserve raises interest rates. The impact of a narrowed margin on net interest income was partially offset by strong growth in loans and deposits.

FNB's integration of Bedford continued in the second quarter. Operations have been consolidated where possible to reduce costs. Bedford assets and liabilities are being transitioned to include more commercial bank loan and deposit products in order to better serve our existing customers, attract new customers and boost revenue. A seasoned banking executive native to the Roanoke/Salem market has been hired to continue to take full advantage of the growth potential in that market.

Mergers and Acquisitions

On August 1, 2003, the Corporation acquired Bedford Bancshares, Inc. and its subsidiary, Bedford Federal Savings Bank. Bedford Bancshares, Inc. shareholders received 1.403 million shares of FNB Corporation stock and $11.5 million cash. Bedford Bancshares, Inc. was liquidated and Bedford Federal Savings Bank became a subsidiary of FNB Corporation and was recorded under the "purchase" method of accounting. Because it was recorded under the "purchase" method of accounting, the results of its operations are only included in the accompanying financial statements from the date of acquisition (August 1, 2003).

Proforma Financial Information

The following unaudited pro-forma financial information shows the effect of FNB Corporation with Bedford excluded in the second quarter and year to date June 30, 2004 so as to make it comparable with the same periods of the prior year. In addition to results presented in accordance with generally accepted accounting principles ("GAAP"), this discussion presents selected financial information excluding the impact of the recent Bedford acquisition. These "non-GAAP financial measures" are reconciled to their most comparable GAAP counterparts in the tables immediately below. Management feels that the presentation of these non-GAAP financial measures provides useful information to investors about the Corporation because it allows investors to see the impact of general economic trends on the Corporation's financial condition and results of operations with the offsetting impact of the acquisition. Management also uses these non-GAAP measures to analyze change in performance on a comparable basis.

                                                Second
                Second                          Quarter          Second
                Quarter                         2004             Quarter
                2004             Bedford        Excluding        2003
                Reported         Impact         Bedford          Reported
Net interest
  income        $ 11,611          2,249           9,362             9,174
Provision for
  loan loss          903              -             903               462
Noninterest
  income           3,914            293           3,621             4,108
Noninterest
  expense          9,255          1,268           7,987             8,383
Income before
  taxes            5,367          1,274           4,093             4,437
Taxes              1,941            550           1,391             1,431
Net income      $  3,426            724           2,702             3,006

                                                First Half
                First Half                      2004             First Half
                2004             Bedford        Excluding        2003
                Reported         Impact         Bedford          Reported
Net interest
  income        $ 23,372          4,585          18,787            18,484
Provision for
  loan loss        1,540            150           1,390               959
Noninterest
  income           7,112            588           6,524             7,777
Noninterest
  expense         18,286          2,649          15,637            16,463
Income before
  taxes           10,658          2,374           8,284             8,839
Taxes              3,822          1,034           2,788             2,828
Net income      $  6,836          1,340           5,496             6,011

Net Income

Net income for the second quarter of 2004 was $3,426 compared to $3,006 in the same quarter last year for an increase of $420 or 14.0%. The acquisition of Bedford accounted for $724 of net income for the quarter. Excluding Bedford, net income declined primarily due to lower net income in the secondary market function. Basic earnings per share for the second quarter of 2004 was $.47 compared to $.52 in the same quarter of last year. This decline was partly due to lower net income in the secondary mortgage line of business.

Year-to-date June 30, 2004 net income was $6,836 compared to $6,011 last year for an increase of $825 or 13.7%. Bedford accounted for $1,340 of the increase and net income from the community-banking sector was up $577. These increases were offset primarily by a decline in earnings in the secondary market line of business. Year-to-date basic earnings per share were $.94 through June 30, 2004 compared to $1.04 through the same period last year due to secondary mortgage.

Net Interest Income

Net interest income currently provides 77% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses was $11,611 for the three months ending June 30, 2004 compared to $9,174 for the same period last year, for an increase of $2,437. The net interest margin declined from 4.09% to 3.78% for the same period. The Bedford acquisition accounted for most of the increase in net interest income. Excluding Bedford, net interest income rose $532 due to an increase in loan and deposit volume. Year-to-date average loan balances increased 8.6%. This increase due to volume was offset in part by a decrease in net interest income of $344 due to a decline in loan and investment yields relative to deposit costs. Further reductions in deposit costs are limited because many deposit products are near pricing floors.

The decline in the margin was primarily attributable to the reduced spread between the loans and deposits discussed above plus the acquisition of Bedford. Bedford's product line has a lower margin. Plans are in place to expand this product line to include the broad array of products the Corporation has to offer.

Year-to-date June 30, 2004 net interest income was $23,372 compared to $18,484 last year for an increase of $4,888. Bedford accounted for $4,585 of the increase. Excluding Bedford, net interest income increased $303, due to growth in loans and deposits and a shift in average balances from higher cost certificates of deposits to lower cost transaction accounts. This resulted in additional net interest income of $1,167. The favorable variance due to volume and shift in deposit mix was offset in part (-$864) by the effect of a more substantial decline in the rates earned on loans and investments relative to the interest paid on deposits as discussed above.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2004 was $903 compared to $462 in the same quarter of 2003, and $1,540 through year-to-date June 2004 compared to $959 last year. The provision is up due to higher net charge-offs and the addition of Bedford. Net charge-offs were $952 through June 30 of this year versus $351 last year. Expressed as a percent of average year-to-date loans, net charge-offs are .18% compared to .10% last year. The allowance for loan losses as a percent of loans, net of unearned was 1.19% at June 30, 2004 compared to 1.20% at December 31, 2003.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses) declined by $194, from $4,108 in the second quarter 2003 to $3,914 in the second quarter of 2004. Excluding Bedford, noninterest income declined $487. This was due to lower mortgage loan origination revenue of $938 resulting from a rise in rates and a tapering off of mortgage loan re-financings. Secondary market mortgage volume is down approximately 30%. This decline in mortgage revenue was offset in part by higher service charge income, higher revenue from the trust operation and investment products and a non-yield related loan fee.

Year-to-date June 30 noninterest income declined from $7,777 last year to $7,112 this year. Excluding Bedford, noninterest income declined by $1,253. This was due primarily to lower secondary market revenue ($1,804), partially offset by higher services charges, revenue from trust/investment products and non-yield related loan fee as discussed above.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses were $9,255 in the second quarter of 2004 compared to $8,383 for the same period last year, for an increase of $872. Excluding Bedford, which accounted for $1,268 of the increase, noninterest expense was down $396 or 4.7%. This decline was largely due to the secondary mortgage area as reduced volume resulted in lower commissions and incentives. In addition, the Corporation began realizing economies from the Bedford merger as Bedford was converted to the Corporation's core processor and some administrative functions were centralized.

Year-to-date June 30, 2004 noninterest expense was $18,286 or $1,823 over same period last year's noninterest expense of $16,463. Excluding the Bedford acquisition, noninterest expense was $15,637 or $826 below last year. This was due primarily to lower commissions and incentives due largely to reduced volume in the secondary market function and realized economies from the Bedford merger as discussed above.

Income Taxes

Income tax expense as a percentage of pre-tax income was 35.9% in the second quarter of 2004 compared to 32.0% for the same period last year. The increase was due to an increase in the Corporation's marginal tax rate from 34% to 35%, the non-deductibility of the amortization of core deposit intangibles resulting from the acquisition of Bedford, the accrual of state income taxes on Bedford because it is a savings and loan instead of a bank (this is in lieu of a bank franchise tax) and the decline of nontaxable interest on investment securities as a percentage of income before income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. The Corporation has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet (change from December 31, 2003 to June 30, 2004)

Total assets of the Corporation grew 3.9% or $52,325 from $1,326,811 at December 31, 2003 to $1,379,136 at June 30, 2004 due primarily to strong loan growth.

Total loans are up 5.7% or $56,508 for the six-month period. Loans grew from $999,888 at December 31, 2003 to $1,056,396 at June 30, 2004. All major loan categories grew; however, the largest growth occurred in the real estate construction and mortgage categories.

Cash and due from bank balances declined by $5,570. These balances tend to fluctuate considerably from day to day. Average daily balances in 2003 from August 1 when Bedford was acquired are within $1.0 million of the June 30, 2004 year-to-date average.

Mortgage loans held for sale balances increased from $6,222 to $11,228 or $5,006 as mortgage re-financing volume has picked up since the end of the year.

Total deposits grew a strong $74,363 million or 7.1%, from $1,048,802 at December 31, 2003 to June 30, 2004. Strong growth occurred in certificate of deposit/individual retirement account balances due to special promotions.

Federal Home Loan Bank (FHLB) advances dropped $21,656 from December 31, 2003 to June 30, 2004 as these borrowings were paid down using primarily the excess funds provided by the growth in deposits over the growth in loans.

Stockholder's Equity

Stockholders' equity increased $2,984, from $141,108 at December 31, 2003 to $144,092 at March 31, 2004 primarily due to earnings of $6,836 net of cash dividends of $2,867 and a decrease of $1,815 in net tax effected unrealized gains on securities available for sale. This decline in unrealized gains was due to a rise in interest rates since year-end which resulted in a lower value of the fixed-rate securities held in the available for sale investment portfolio.

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans totaled $5,544 on June 30, 2004 compared to $5,451 at December 31, 2003. Expressed as a percent of loans net of unearned plus other real estate, these balances are ..52% compared to .54% at year-end and well below peer averages.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to the Corporation beyond those previously described in the Corporation's Annual Report to Shareholders for the year ended December 31, 2003.


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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting or control of assets occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control over our assets.

Part II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of FNB Corporation was held at Custom Catering, Inc., 902 Patrick Henry Drive, Blacksburg, Virginia on May 11, 2004, at 2:00 p.m. The shareholders voted on two items, with results as indicated:

               (1) To elect two Class I Directors to serve until the 2006 Annual Meeting of Shareholders; four Class II Directors to serve until the 2007 Annual Meeting of Shareholders; and one Class III Director to serve until the 2005 Annual Meeting of
               Shareholders:

                                 No. of Shares    No. of Shares
            Director             Voted For        Withheld
            Class I:
            Hugh H. Bond            5,953,960         118,103
            William P. Heath, Jr.   5,913,723         158,340

            Class II:
            Kendall O. Clay         5,874,559         197,505
            Harold K. Neal          5,919,863         152,200
            Charles W. Steger       5,959,697         112,366
            Jon T. Wyatt            5,955,794         116,269

            Class III:
            Raymond D. Smoot, Jr.   5,960,903         111,161

               (2) To ratify the selection by the Audit Committee of the Board of Directors of Brown Edwards & Company, L.L.P., independent certified public accountants, as auditors of the Corporation for 2004:


                                                                Number of
               No. of Shares    No. of Shares    Number of      Broker
               Voted For        Voted Against    Abstentions    Non-Votes

                  5,961,240         109,367          1,185            -

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A) Exhibits:

             See index to exhibits

            (B) Reports on Form 8-K:

            A report on Form 8-K was filed on April 29, 2004 relating to a press release commenting on first quarter 2004 performance, and announcing the appointment of Dr. Raymond D. Smoot, Jr. as a director, and approval by the Board of Directors of a 2004 second quarter cash dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  August 3, 2004          s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer
                              (principal executive officer)


Date  August 3, 2004          s/Daniel A. Becker
                              Daniel A. Becker
                              Executive Vice President &
                                Chief Financial Officer
                              (principal financial and accounting
                               officer)

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

31(A) Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(B) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32 Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.