Form 10-Q
period 2004-09-30
FNB CORP \VA\
filed 2004-11-03
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2004
                                      or

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

                                    n/a
(Former name, former address and former fiscal year, if changed since last report)


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


7,274,403 shares of common stock, par value $5 per share, outstanding as of October 22, 2004

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            September 30, 2004                                               3

            Consolidated Balance Sheet as of December 31, 2003               4

            Unaudited Consolidated Statements of Income for the quarter
            and nine-month periods ended September 30, 2004 and 2003         5

            Unaudited Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2004 and 2003           6-7

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2003        8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the nine-month period ended September 30, 2004        9

            Notes to Consolidated Financial Statements                   10-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-20

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     20

  Item 4.   Controls and Procedures                                      20-21

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               22

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     22

  Item 3.   Defaults Upon Senior Securities                                 22

  Item 4.   Submission of Matters to a Vote of Security Holders             22

  Item 5.   Other Information                                               22

  Item 6.   Exhibits                                                        22

            Signatures                                                      23

            Index to Exhibits                                               24

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2004
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   40,693
Federal funds sold                                                      -
Cash and cash equivalents                                          40,693
Securities available-for-sale, at fair value                      152,012
Securities held-to-maturity, at amortized cost (fair
  value approximated $6,473)                                        6,324
Other investments at cost                                           9,155
Mortgage loans held for sale                                       12,270
Loans, net of unearned income                                   1,086,535
Less allowance for loan losses                                     13,031
            Loans, net                                          1,073,504
Bank premises and equipment, net                                   24,307
Other real estate owned                                             1,057
Goodwill                                                           42,624
Core deposit intangibles                                            5,631
Other assets                                                       26,598
            Total assets                                      $ 1,394,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   155,086
      Interest-bearing demand and savings deposits                367,094
      Time deposits                                               441,292
      Certificates of deposit of $100,000 and over                153,608
            Total deposits                                      1,117,080
FHLB advances                                                      91,085
Trust preferred                                                    27,836
Other borrowings                                                    4,015
Other liabilities                                                   5,871
            Total liabilities                                   1,245,887
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,274,403 shares              36,372
      Surplus                                                      82,886
      Unearned ESOP shares (5,516 shares)                            (100)
      Retained earnings                                            27,497
      Accumulated other comprehensive income (loss)                 1,633
            Total stockholders' equity                            148,288
            Total liabilities and stockholders' equity        $ 1,394,175

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2003
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                       $    36,838
Federal funds sold                                                  1,200
Securities available-for-sale, at fair value                      173,641
Securities held-to-maturity, at amortized cost (fair
  value approximated $10,009)                                       9,674
Other investments at cost                                           9,922
Mortgage loans held for sale                                        6,222
Loans, net of unearned income                                     999,888
Less allowance for loan losses                                     12,002
            Loans, net                                            987,886
Other real estate owned                                             1,872
Bank premises and equipment, net                                   24,373
Goodwill                                                           42,624
Core deposit intangibles                                            6,671
Other assets                                                       25,888
            Total assets                                      $ 1,326,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   134,819
      Interest-bearing demand and savings deposits                380,142
      Time deposits                                               410,005
      Certificates of deposit of $100,000 and over                123,836
            Total deposits                                      1,048,802
FHLB advances                                                      96,546
Trust preferred                                                    27,836
Other borrowings                                                    6,064
Other liabilities                                                   6,455
            Total liabilities                                   1,185,703
Stockholders' equity:
      Common stock, $5.00 par value. Authorized 25,000,000
            shares; issued and outstanding 7,234,050 shares        36,170
      Surplus                                                      82,252
      Unearned ESOP shares (22,333 shares)                           (345)
      Retained earnings                                            21,203
      Accumulated other comprehensive income (loss)                 1,828
            Total stockholders' equity                            141,108
            Total liabilities and stockholders' equity        $ 1,326,811

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2004 and 2003
In Thousands, Except Share and Per Share Data
(Unaudited)
                                            Quarter Ended    Nine Months Ended
                                            September 30       September 30
                                           2004       2003      2004      2003
Interest income:
  Interest and fees on loans           $ 15,658     13,961    45,548    37,724
  Interest on securities:
    Taxable                               1,927      1,538     5,505     4,527
    Nontaxable                              172        256       554       864
  Interest on federal funds sold and
    short term investments                  166        387       429     1,021
         Total interest income           17,923     16,142    52,036    44,136
Interest expense:
  Interest on deposits                    4,771      4,189    13,434    12,678
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                 32         15        65        45
  Interest on long term debt              1,019        914     3,064     1,905
         Total interest expense           5,822      5,118    16,563    14,628
         Net interest income             12,101     11,024    35,473    29,508
Provision for loan losses                   753        587     2,293     1,546
         Net interest income after
           provision for loan losses     11,348     10,437    33,180    27,962
Noninterest income:
  Service charges on deposit accounts     1,521      1,264     4,696     3,626
  Loan origination fees                     761      1,808     2,238     5,089
  Other service charges and fees            643        568     1,900     1,679
  Other income                              636        640     1,839     1,617
  Securities gains (losses), net              9         (4)        9        42
         Total noninterest income         3,570      4,276    10,682    12,053
Noninterest expense:
  Salaries and employee benefits       $  4,747      5,188    14,348    14,329
  Occupancy and equipment expense, net    1,438      1,434     4,408     4,238
  Cardholder/merchant processing            222        172       542       432
  Supplies expense                          204        219       624       597
  Telephone expense                         199        181       609       478
  Amortization of core deposit
    intangibles                             346        333     1,040       813
  Other expenses                          1,958      1,770     5,829     4,873
         Total noninterest expense        9,114      9,297    27,400    25,760
Income before income tax expense          5,804      5,416    16,462    14,255
Income tax expense                        2,097      1,856     5,919     4,684
         Net income                    $  3,707      3,560    10,543     9,571

          Basic earnings per share     $   0.51       0.53      1.46      1.57
          Diluted earnings per share   $   0.51       0.52      1.44      1.55
          Dividends declared per
            share                      $   0.19       0.18      0.55      0.52
          Average number basic
            shares outstanding        7,263,405  6,732,055 7,245,667 6,097,252
          Average number diluted
            shares outstanding        7,322,942  6,799,766 7,316,316 6,163,042

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from operating activities:
      Net income                                           $ 10,543    9,571
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         2,293    1,546
            Depreciation and amortization of bank
                  premises and equipment                      2,015    1,906
            Amortization of core deposit intangibles          1,040      813
            ESOP compensation                                   178      243
            Stock awards compensation                           193      209
            Amortization of premiums and accretion
                  of discounts, net                             632    1,117
            Gain on sale of securities, net                      (9)     (42)
            Net gain on sale of fixed assets and
                  other real estate                             (71)     (85)
            Net decrease (increase) in mortgage loans
                  held for sale                              (6,048)  18,491
            Increase in other assets                           (601)  (2,053)
            Increase (decrease) in other liabilities           (584)   1,370
                  Net cash provided by operating
                        activities                            9,581   33,086

Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                          9,676   13,585
      Proceeds from calls and maturities of
            securities available-for-sale                    47,645   71,674
      Proceeds from calls and maturities of
            securities held-to-maturity                       3,342    4,361
      Purchase of securities available-for-sale                   -  (98,300)
      Purchase of securities held-to-maturity               (35,795)    (430)
      Net cash acquired from purchase of subsidiary               -    9,605
      Net increase in loans                                 (89,178) (48,031)
      Proceeds from sale of fixed assets and
            other real estate owned                           2,220    1,250
      Recoveries on loans previously charged off                382      333
      Bank premises and equipment expenditures               (2,399)  (1,789)
                  Net cash used in investing
                        activities                          (64,107) (47,742)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2004 and 2003
In Thousands
(Unaudited)
                                                               2004     2003
Cash flows from financing activities:
      Net increase in demand and savings deposits             7,220   18,058
      Net increase (decrease) in time deposits and
            certificates of deposit                          61,058  (11,440)
      Net increase (decrease) in FHLB advances               (5,461)   6,673
      Proceeds from issuance of trust preferred
            securities                                            -   12,372
      Net decrease in other borrowings                       (2,049)  (1,640)
      Principal payments on ESOP debt                           245      375
      Repurchase FNB Corporation stock                            -      (94)
      Stock options exercised                                   417      181
      Dividends paid                                         (4,249)  (3,017)
                  Net cash provided by financing
                        activities                           57,181   21,468
Net increase in cash and cash equivalents                     2,655    6,812
Cash and cash equivalents at beginning of period             38,038   40,391
Cash and cash equivalents at end of period                 $ 40,693   47,203

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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2004
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2003   $36,170   82,252     (345)    21,203   1,828  $141,108

Net Income                 -        -        -     10,543       -    10,543
Cash dividends,
 $0.55 per share           -        -        -     (4,249)      -    (4,249)
ESOP shares
 allocated upon
 loan repayment            -      178      245          -       -       423
Stock awards
 issued                   48      193        -          -       -       241
Stock options
 exercised               154      263        -          -       -       417
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(105)                    -        -        -          -    (195)     (195)

Balances at
 September 30, 2004  $36,372   82,886     (100)    27,497   1,633  $148,288

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2004 and 2003
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", the "Corporation" or the "Company") as of September 30, 2004; the consolidated statements of income for the three and nine-months ended September 30, 2004 and 2003, and the consolidated statements of changes in stockholders' equity and the consolidated statements of cash flows for the nine-months ended September 30, 2004 and 2003.

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

     (a)   Reclassification of Financial Statement Presentation

           Certain reclassifications have been made to the December 31, 2003 Balance Sheet to conform with the September 30, 2004 Balance Sheet presentation. Such reclassifications had no effect on net income as previously reported.

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

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and nine month periods ended September 30, 2004 and 2003 would have been estimated as follows:

                                             Quarter Ended   Nine Months Ended
                                              September 30,    September 30,
                                            2004      2003    2004      2003
      Net Income, as reported           $  3,707     3,560  10,543     9,571

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                          38        59     125       137

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                  (68)      (94)   (219)     (235)

      Net Income, on a pro forma basis  $  3,677     3,525  10,450     9,473

      Basic earnings per share -
                           As reported     $0.51      0.53    1.46      1.57
                           Pro forma        0.51      0.52    1.44      1.55

      Diluted earnings per share -
                           As reported     $0.51      0.52    1.44      1.55
                           Pro forma        0.50      0.52    1.43      1.54

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Nine Months Ended
                                         September 30,       September 30,
                                          2004    2003       2004    2003
      Balance at beginning of period  $ 12,590  10,074     12,002   9,466
      Reserve acquired through merger        -   1,382          -   1,382
      Provisions for loan losses           753     587      2,293   1,546
      Loan recoveries                      214     165        382     333
      Loan charge-offs                    (526)   (531)    (1,646) (1,050)

      Balance at end of period        $ 13,031  11,677     13,031  11,677

      Nonperforming assets consist of the following:

                                         September 30      December 31,
                                             2004             2003
      Nonaccrual loans                   $  3,077            3,142
      Other real estate owned               1,057            1,872
      Loans past due over 90 days             888              437
        Total nonperforming assets       $  5,022            5,451

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2004.


(5)   Debt

      Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2004 and December 31, 2003 were collateralized by investment securities controlled by the Corporation with a book value of $7,358 and $8,671, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $91,085 and $96,546 on September 30, 2004 and December 31, 2003, respectively. The interest rates on the advances as of September 30, 2004 range from
      2.0 to 7.3 percent and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

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

YTD September 30, 2004

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    35,737          671       (935)         -     35,473
Provision for loan
  losses                  2,218           75          -          -      2,293
Net interest income
  after provision
  for loan losses        33,519          596       (935)         -     33,180
Other income              8,451        2,231     10,762    (10,762)    10,682
Other expenses           24,958        2,341     10,863    (10,762)    27,400
Income (loss)
  before income
  taxes                  17,012          486     (1,036)         -     16,462
Income tax
  (benefit)               6,110          171       (362)         -      5,919
Net income          $    10,902          315       (674)         -     10,543
Average assets      $ 1,338,780       30,264    173,221   (178,676) 1,363,589

YTD September 30, 2003

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    29,454          704       (650)         -     29,508
Provision for loan
  losses                  1,546            -          -          -      1,546
Net interest income
  after provision
  for loan losses        27,908          704       (650)         -     27,962
Other income              6,957        5,096      9,685     (9,685)    12,053
Other expenses           22,670        2,584     10,191     (9,685)    25,760
Income (loss)
  before income
  taxes                  12,195        3,216     (1,156)         -     14,255
Income tax
  (benefit)               3,993        1,093       (402)         -      4,684
Net income          $     8,202        2,123       (754)         -      9,571
Average assets      $ 1,038,050       27,254    128,738   (120,956) 1,073,086

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

The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's allowance for loan losses and related matters, see Note 6 "Loans and Allowance for Loan Losses," in the "Notes to Consolidated Financial Statements" in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. To account for mergers and acquisitions the Company uses SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting. For purchase acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning the Company's intangible assets and merger/acquisition activities see Note 16 "Goodwill and Other Intangible Assets," and Note 23 "Mergers and Acquisitions," in the "Notes to Consolidated Financial Statements" in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

The Corporation's earnings were up over last year through September 30 due to the merger of Bedford Federal Savings Bank (Bedford) and higher net income in the community banking segment due to growth in loans, deposits, and revenue from other product lines. Bedford's earnings were included in the Corporation's earnings starting in August 2003 effective with the consummation of the merger. The increase in earnings due to the Bedford acquisition and the community-banking segment was partially offset by a decline in earnings resulting from reduced secondary market mortgage loan volume and a reduced margin.

The Corporation will close its mortgage loan production office in Hilton Head, South Carolina (the "Office") before the end of 2004. The Office was successful in generating a significant amount of mortgage loans, but did not meet business plan expectations for secondary market mortgage loan financings. The portfolio mortgage loans originated by that Office competed for funding with loans originated in the Company's core Virginia markets where loan demand is strong. The Corporation expects to realize earnings benefits in 2005 from a reduction in operating expenses associated with the closure of this Office and from continuing revenue from the Office's loan portfolio.

The net interest margin widened from the prior quarter due to recent rate hikes by the Federal Reserve and management anticipates that the net interest margin will widen further if the Federal Reserve continues to raise rates.
The impact of a narrowed margin for the year on net interest income was partially offset by strong growth in loans and deposits. The economies of the markets that the Corporation serves continue to be strong as evidenced by this growth.

Mergers and Acquisitions

On August 1, 2003, the Corporation acquired Bedford Bancshares, Inc. and its subsidiary, Bedford Federal Savings Bank. Bedford Bancshares, Inc.

shareholders received 1.403 million shares of FNB Corporation stock and $11.5 million cash. Bedford Bancshares, Inc. was liquidated and Bedford Federal Savings Bank, became a subsidiary of FNB Corporation and was recorded under the purchase method of accounting. Because it was recorded under the purchase method of accounting, the results of its operations are only included in the accompanying financial statements from the date of acquisition (August 1, 2003).

Non-GAAP Financial Information; Exclusion of Bedford Acquisition

The following unaudited financial information shows the results of FNB Corporation, excluding the impact of the Bedford acquisition. In addition to results presented in accordance with generally accepted accounting principles ("GAAP"), this discussion also includes "non-GAAP financial measures": specifically, the selected financial information excluding the impact of the recent Bedford acquisition. These non-GAAP financial measures are reconciled to their most comparable GAAP counterparts in the tables immediately below. Management feels that the presentation of these non-GAAP financial measures provides useful information to investors about the Corporation because it allows investors to see the impact of general economic trends on the Corporation's financial condition and results of operations without the impact of the acquisition. Management also uses these non-GAAP measures to analyze change in performance on a comparable basis.

                              3rd                     3rd
             3rd      3rd     Qtr     3rd     Aug &   Qtr
             Qtr      Qtr     2004    Qtr     Sept    2003     Chnge    Chnge
             2004     2004    Excl.   2003    2003    Excl.    As       Excl.
             Rptd     Bdfrd   Bdfrd   Rptd    Bdfrd   Bdfrd    Rptd     Bdfrd
Net
 Interest
 Income     $12,101   2,135   9,966  11,024   1,820   9,204   1,077      762
Provision
 For
 Loan Loss      753     150     603     587      75     512     166       91
Non-
 Interest
 Income       3,570     445   3,125   4,276     110   4,166    (706)  (1,041)
Non-
 Interest
 Expense      9,114   1,255   7,859   9,297     818   8,479    (183)    (620)
Income
 Before
 Taxes        5,804   1,175   4,629   5,416   1,037   4,379     388      250
Taxes         2,097     512   1,585   1,856     431   1,425     241      160
Net
 Income     $ 3,707     663   3,044   3,560     606   2,954     147       90

                               YTD                    YTD
               YTD     YTD     Sept    YTD    Aug &   Sept
               Sept    Sept    2004    Sept   Sept    2003    Chnge   Change
               2004    2004    Excl.   2003   2003    Excl.   As      Excl.
               Rptd    Bdfrd   Bdfrd   Rptd   Bdfrd   Bdfrd   Rptd    Bedford
Net
 Interest
 Income      $35,473   6,720  28,753  29,508   1,820  27,688   5,965   1,065
Provision
 For
 Loan Loss     2,293     300   1,993   1,546      75   1,471     747     522
Non-
 Interest
 Income       10,682   1,033   9,649  12,053     110  11,943  (1,371) (2,294)
Non-
 Interest
 Expense      27,400   3,904  23,496  25,760     818  24,942   1,640  (1,446)
Income
 Before
 Taxes        16,462   3,549  12,913  14,255   1,037  13,218   2,207    (305)
Taxes          5,919   1,546   4,373   4,684     431   4,253   1,235     120
Net
 Income      $10,543   2,003   8,540   9,571     606   8,965     972    (425)

Net Income

Net income for the third quarter of 2004 was $3,707 compared to $3,560 in the same quarter last year for an increase of $147 or 4.1% due primarily to growth in the community banking segment, partially offset by lower earnings in the secondary market segment. Basic earnings per share for the third quarter of 2004 was $.51 compared to $.53 in the same quarter of last year.

Year-to-date September 30, 2004 net income was $10,543 compared to $9,571 last year for an increase of $972 or 10.2%. Excluding Bedford, earnings were down $425. Higher net income in the community-banking segment was more than offset by a decline in earnings in the secondary market mortgage line of business. Year-to-date September 30 basic earnings per share declined from $1.57 last year to $1.46 this year due largely to lower secondary market mortgage volume.

Net Interest Income

Net interest income currently provides 77% of the revenue of the Corporation. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses was $12,101 for the three months ending September 30, 2004 compared to $11,024 for the same period last year, for an increase of $1,077. Excluding Bedford, net interest income was up $762 due primarily to an increase in volume and favorable shifts in product mix as average loan volume increased and lower-yielding investments declined.

The net interest margin declined from 4.00% to 3.85% for the three months ending September 30, 2004 compared to the same period last year; however, it improved to 3.85% in the third quarter from 3.78% in the second quarter of 2004 as the Corporation benefited from recent rate increases by the Federal Reserve.

Year-to-date September 30, 2004 net interest income was $35,473 compared to $29,508 last year for an increase of $5,965. Excluding Bedford, net interest income was up $1,065. Growth in loans and deposits and favorable shifts in product mix from lower-yielding investments to higher-yielding loans, and from higher to lower cost deposits accounted for an increase in net interest income of $1,896. This favorable variance was partially offset by a decline due to rates accounting for $831, as the decrease in loan yields outpaced the decrease in deposit costs. Reduction in deposit costs were limited because many deposit products were near pricing floors.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2004 was $753 compared to $587 in the same quarter of 2003, and $2,293 through year-to-date September 2004 compared to $1,546 last year. The provision is up due to higher net charge-offs, higher loan volume and the addition of Bedford. Net charge-offs were $1,264 through September 30 of this year versus $717 last year.
Expressed as a percent of average year-to-date loans, net charge-offs are .16% compared to .12% last year. The allowance for loan losses as a percent of loans, net of unearned was 1.20% at September 30, 2004 compared to 1.20% at December 31, 2003.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses) declined by $706, from $4,276 in the third quarter 2003 to $3,570 in the third quarter of 2004. Excluding Bedford, noninterest income declined $1,041. This was due to lower secondary market mortgage revenue of $1,031 due to a tapering off of mortgage loan re-financings and to lower gains on sales of other real estate. Secondary market mortgage volume is down approximately 50%. This decline in secondary market mortgage revenue and other gains on sales of real estate was partially offset by higher service charge income and higher revenue from trust/sales of investment products.

Year-to-date September 30 noninterest revenue declined by $1,371, from $12,053 last year to $10,682 this year. Excluding Bedford, noninterest revenue declined by $2,294. This was due primarily to lower secondary market revenue ($2,851) and lower gains on sales of other real estate, partially offset by higher service charges, revenue from trust/investment products and revenue on a non-yield related loan fee.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses were $9,114 in the third quarter of 2004 compared to $9,297 for the same period last year, for a decrease of $183. Excluding Bedford, noninterest expenses were down $620. This decline was largely due to the decline in secondary mortgage business as reduced volume resulted in lower commissions and incentives. In addition, the Corporation began realizing economies from the Bedford merger as Bedford was converted to the Corporation's core processor and some administrative functions were centralized.

Year-to-date September 30, 2004 noninterest expense was $27,400 or $1,640 over same period last year's noninterest expense of $25,760. Excluding the Bedford acquisition, noninterest expense was $1,446 below last year. This was due primarily to lower commissions and incentives due largely to reduced volume in the secondary market function and realized economies from the Bedford merger as discussed above.

Income Taxes

Income tax expense as a percentage of pre-tax income was 35.9% through the third quarter of 2004 compared to 32.9% for the same period last year. The increase was due to an increase in the Corporation's Federal marginal tax rate from 34% to 35%, the non-deductibility of the amortization of core deposit intangibles resulting from the acquisition of Bedford, the accrual of state income taxes on Bedford because it is a savings and loan instead of a bank (this is in lieu of a bank franchise tax) and the decline of nontaxable interest on investment securities as a percentage of income before income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. The Corporation has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of the Corporation grew 5.1% or $67,364 from $1,326,811 at December 31, 2003 to $1,394,175 at September 30, 2004 due primarily to strong loan growth.

Total securities and other investments declined $25,746 to fund the excess growth in loans over the growth in deposits.

Total loans are up 8.7% or $86,648 for the nine-month period ended September 30, 2004. Loans grew from $999,888 at December 31, 2003 to $1,086,536 at
September 30, 2004. The largest growth occurred in the construction and real estate mortgage loan categories. The office in Hilton Head, South Carolina also contributed to this growth.

Mortgage loans held for sale balances increased from $6,222 at December 31, 2003 to $12,270 at September 30, 2004, an increase of $6,048, as mortgage re-financing volume has picked up since the end of the year.

Total deposits grew a strong $68,278 million or 6.5%, from $1,048,802 at December 31, 2003 to $1,117,080 at September 30, 2004. Strong growth occurred in certificate of deposit/individual retirement account balances due to special promotions.

Federal Home Loan Bank (FHLB) advances dropped $5,461 from December 31, 2003 to September 30, 2004. FHLB advances are used to manage the net funds position of the Corporation by either securing advances or paying down advances depending on the net change in loans, deposits and securities.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions. Primary sources of liquidity include customer-based core deposits and cash generated by operations. Even though the Corporation's loan to deposit ratio is 98%, the Corporation has access to funding sources to meet unexpected liquidity needs in the form of available borrowings from the Federal Home Loan Bank and Federal funds lines (currently, both sources provide $239 million of available borrowing capacity) and the National CD market.

Stockholder's Equity

Stockholders' equity increased $7,180, from $141,108 at December 31, 2003 to $148,288 at September 30, 2004, primarily due to earnings of $10,543 net of cash dividends of $4,249.

Nonperforming Assets

Nonperforming assets which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans totaled $5,022 on September 30, 2004 compared to $5,451 at December 31, 2003. Expressed as a percent of loans net of unearned plus other real estate, these balances are .46% compared to .54% at year-end and are well below peer averages.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to the Corporation beyond those previously described in the Corporation's Annual Report to Shareholders for the year ended December 31, 2003.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Corporation since December 31, 2003. For information regarding the Corporation's market risk, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in our periodic reports.

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

Part II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS

            See index to exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  November 3, 2004        s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer
                              (principal executive officer)


Date  November 3, 2004        s/Daniel A. Becker
                              Daniel A. Becker
                              Executive Vice President &
                                Chief Financial Officer
                              (principal financial and accounting
                               officer)

                                  INDEX TO EXHIBITS

Exhibit #   Description

(2)         Plan of Merger

(2)A Merger agreement dated March 20, 2003 between FNB Corporation and Bedford Bancshares, Inc. filed with the Commission as Exhibit (2)C on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

(3)         Articles of Incorporation and Bylaws

(3)(i)(a) Registrant's Articles of Incorporation, filed with the Commission as exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(3)(i)(b) Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 of Registrant's
            Registration Statement on Form S-4 dated September 13, 2000.

(3)(i)(c) Articles of Amendment to Articles of Incorporation, filed with the Commission as exhibit (3)(i)(c) on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

(3)(ii) Registrant's Restatement of Bylaws, filed with the Commission as exhibit (3)(iii) on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

(10)        Material Contracts

(10)A FNB Corporation 2000 Incentive Stock Plan, filed with the Commission as part of the 2000 proxy statement on Schedule 14A on April 3, 2000, is incorporated by reference.

(10)B Form of FNB Corporation Non-Qualified Stock Option Agreement for Non-Employee Director.

(10)C       Form of FNB Corporation Restricted Stock Agreement for Employee.

(10)D       Form of FNB Corporation Incentive Stock Option Agreement for
            Employee.

31(A) Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(B) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.