Form 10-K
period 2004-12-31
FNB CORP \VA\
filed 2005-03-15
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934.

For the fiscal year ended December 31, 2004
                                     or
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004, was $202,853,115.

There were 7,283,433 shares outstanding as of March 10, 2005.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of FNB's Annual Report to Shareholders for the year ended
December 31, 2004, are incorporated into Parts I and II hereof. Portions of FNB's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005, are incorporated into Part III hereof.

                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General Development of Business                       4
               Description of Business                               4
               Government Supervision and Regulation                 4
               Competition                                          12
               Governmental Monetary Policies                       12
               Employees                                            12
               Available information                                12
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies              14
Item 2.   Properties                                                28
Item 3.   Legal Proceedings                                         28
Item 4.   Submission of Matters to a Vote of Security Holders       28

PART II

Item 5.   Market for Registrant's Common Equity,Related
          Stockholder Matters and Issuer Purchases of
          Equity Securities                                         29
Item 6.   Selected Financial Data                                   29
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             29
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                               29
Item 8.   Financial Statements and Supplementary Data               30
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    30
Item 9A.  Controls and Procedures                                   30
Item 9B.  Other Information                                         31

PART III

Item 10.  Directors and Executive Officers of the Registrant        32
Item 11.  Executive Compensation                                    32
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Shareholder Matters            32
Item 13.  Certain Relationships and Related Transactions            33
Item 14.  Principal Accounting Fees and Services                    34

PART IV

Item 15.  Exhibits, Financial Statement Schedules                   35
          Index to Consolidated Financial Statements                35
          Signatures                                                36
          Index to Exhibits                                         38

PART I

Item 1. Business

General Development of Business. FNB Corporation, a Virginia corporation, ("FNB"), was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. In 2001 FNB acquired FNB Southwest (formerly Southwest Virginia Savings Bank, F.S.B.) which was formed in 1927 and two First Union National Bank branches. Also on December 31, 2001, FNB acquired Salem Bank and Trust, National Association, which was incorporated in 1976. FNB Southwest and Salem Bank and Trust, National Association, merged on May 6, 2002, into a single entity with the name "FNB Salem Bank and Trust, National Association." On August 1, 2003, FNB acquired Bedford Federal Savings Bank, National Association (formerly Bedford Federal Savings Bank). For more information regarding FNB's recent merger and acquisition activity, please read Note 23 of the Notes to Consolidated Financial Statements included in FNB's Annual Report to Shareholders for the year ended December 31, 2004, incorporated herein by reference to Exhibit 13 to this report on Form 10-K.

Description of Business. FNB through its three banking subsidiaries ("bank" or "banks") provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, FNB offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, small business, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services. In addition to its twenty-six branches, two loan production offices, telephone, and online banking, FNB has over fifty ATMs located both on premises and in other strategic positions within its primary market areas. FNB operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. For more information regarding FNB's two primary segments, community banking and mortgage banking, please read Note 24 of the Notes to Consolidated Financial Statements included in FNB's Annual Report to Shareholders for the year ended December 31, 2004 incorporated herein by reference to Exhibit 13 to this report.


Government Supervision and Regulation

General

As a bank holding company, FNB is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Other federal and state laws govern the activities of FNB's bank subsidiaries, including the activities in which they may engage, the investments that they make, the aggregate amount of loans that they may grant to one borrower, and the dividends they may declare. FNB's bank subsidiaries are also subject to various consumer and compliance laws. As national banks, First National Bank, FNB Salem Bank and Trust, National Association and Bedford Federal Savings Bank, National Association, are subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). FNB's bank subsidiaries also are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC").

The following description summarizes the significant federal and state laws applicable to FNB and its banking subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act

Under the Bank Holding Company Act, FNB is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. FNB's activities at the bank holding company level are limited to:

      banking, managing or controlling banks;

      furnishing services to or performing services for its subsidiaries; and

      engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

      acquiring substantially all the assets of any bank;

      acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

      merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns or controls a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the "GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become "financial holding companies." As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. FNB has not elected to become a financial holding company.

Payment of Dividends

FNB is a legal entity separate and distinct from its banking subsidiaries. Virtually all of FNB's revenues will result from dividends paid to it by its bank subsidiaries. FNB's bank subsidiaries are subject to laws and regulations that limit the amount of dividends that they can pay. Under the National Bank Act, a national bank may not declare a dividend in excess of its undivided profits, which means that FNB's national bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national specific bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. FNB's national bank subsidiaries may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in the federal regulations.

Both the OCC and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice. Both the OCC and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, FNB is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect FNB's dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on FNB's ability to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of FNB's bank subsidiaries are insured by the FDIC up to the limits set forth under applicable law. The deposits of FNB's bank subsidiaries are subject to the deposit insurance assessments of the Bank Insurance Fund, or "BIF", of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from 0.03% to 0.27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. The FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. FNB is not aware of any existing circumstances that could result in termination of any of its bank subsidiaries deposit insurance.

Capital Requirements

Each of the OCC and the Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, FNB and its bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital", which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

      the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital;

      the Tier 1 Risk-Based Capital ratio; and

      the leverage ratio.

Under these regulations, a national bank will be:

      "well capitalized" if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

      "adequately capitalized" if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater - or 3% in certain circumstances - and is not well capitalized;

      "undercapitalized" if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances);

      "significantly undercapitalized" if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

      "critically undercapitalized" if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the OCC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. FNB's bank subsidiaries presently maintain sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound bank practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the Federal Reserve Board, FNB is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support the banks in circumstances where it might not do so otherwise.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, a bank headquartered in Virginia may acquire a bank or branch in Maryland, but cannot simply establish a branch in Maryland. After a bank has established a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of FNB's banking subsidiaries.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2005, the first $7.0 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.0 million to and including $47.6 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $47.6 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to "covered transactions" as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The OCC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).
Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLB Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

First National Bank, FNB Salem Bank and Trust, National Association and Bedford Federal Savings Bank, National Association all received a rating of "satisfactory" in their latest Community Reinvestment Act examinations.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban

Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

The GLB Act was signed into law on November 12, 1999. The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLB Act repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLB Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLB Act adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the

Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the new law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact FNB's or its banking subsidiaries' operations. FNB expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Competition. The bank competes with local banks and regional and local offices of multi-state bank holding companies for both deposits and loans but also with diversified providers of financial services such as brokers, mutual funds and mortgage and finance companies. Deposits are acquired from a highly diversified customer base that includes individuals, small and large businesses and municipal and other governmental entities, none of which represent a material concentration of the bank's core deposits. The bank's loan portfolio is not concentrated in any single industry or group of related industries, nor is there any material risk associated with the bank's portfolio composition other than that which is expected in the normal course of business of a bank in this location. The bank does not experience a material seasonal fluctuation in its business.

Governmental Monetary Policies. The policies of the Federal Reserve Board have a direct effect on the banks' loans and deposits and the interest rates charged and paid thereon. While future economic conditions and the policies of the Federal Reserve Board designed to deal with those conditions cannot accurately be predicted, they can materially affect the revenue and income of commercial banks.

Employees. FNB had 470 full-time equivalent employees as of December 31, 2004.

Available Information. FNB files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The public may read and copy any documents FNB files at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

FNB makes available through its Internet website at www.fnbonline.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. FNB's Code of Conduct and the charter of its Audit Committee are available on FNB's Internet site at www.fnbonline.com. The Code of Conduct and the charter may be obtained by writing to the Corporate Secretary at P.O. Box 600, Christiansburg, Virginia 24068-0600.

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

GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2004
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $1,057,485      61,934      5.86%
Securities:
   Taxable                                162,536       7,225      4.45
   Nontaxable (2)                          15,142       1,077      7.11
     Total securities                     177,678       8,302      4.67
Short term investments                     16,560         625      3.77
     Total interest-earning assets      1,251,723      70,861      5.66
Allowance for loan losses                 (12,745)
Cash and due from banks, noninterest-
   bearing                                 31,889
Bank premises and equipment, net           24,381
Other real estate owned                       736
Other assets                               76,267
     Total assets                      $1,372,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  376,820       2,584      0.69%
   Time                                   434,602      11,378      2.62
   Certificates of deposit of
     $100,000 and over                    140,724       4,396      3.12
     Total interest-bearing deposits      952,146      18,358      1.93
Federal funds purchased and securities
   sold under agreements to repurchase      4,940          80      1.62
Other borrowed funds                      117,535       4,222      3.59
     Total interest-bearing liabilities 1,074,621      22,660      2.11
Demand deposits, noninterest-bearing      143,291
Other liabilities                           9,279
Stockholders' equity                      145,060
     Total liabilities and
       stockholders' equity            $1,372,251

Interest income and rate earned                      $ 70,861      5.66%
Interest expense and rate paid                         22,660      2.11
Interest rate spread                                               3.55
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 48,201      3.85%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35%.

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2003
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (net of unearned income)(1)(2)   $  826,969      52,803      6.39%
Securities:
   Taxable                                151,924       6,447      4.24
   Nontaxable(2)                           22,888       1,658      7.24
     Total securities                     174,812       8,105      4.64
Short term investments                     30,785       1,211      3.93
     Total interest-earning assets      1,032,566      62,119      6.02
Allowance for loan losses                 (10,645)
Cash and due from banks, noninterest-
   bearing                                 26,650
Bank premises and equipment, net           23,930
Other real estate owned                     1,323
Other assets                               60,219
     Total assets                      $1,134,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  324,823       1,986      0.61%
   Time                                   378,967      11,342      2.99
   Certificates of deposit of
     $100,000 and over                    104,347       3,617      3.47
     Total interest-bearing deposits      808,137      16,945      2.10
Federal funds purchased and securities
  sold under agreements to repurchase      20,003          66      0.33
Other borrowed funds                       61,712       2,924      4.74
    Total interest-bearing liabilities    889,852      19,935      2.24
Demand deposits, noninterest-bearing      120,945
Other liabilities                           8,439
Stockholders' equity                      114,807
     Total liabilities and
       stockholders' equity            $1,134,043

Interest income and rate earned                      $ 62,119      6.02%
Interest expense and rate paid                         19,935      2.24
Interest rate spread                                               3.78
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 42,184      4.09%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A. and  B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2002
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $  666,213      49,398      7.41%
Securities:
   Taxable                                150,390       7,988      5.31
   Nontaxable (2)                          32,040       2,314      7.22
     Total securities                     182,430      10,302      5.65
Short term investments                     27,760         813      2.93
     Total interest-earning assets        876,403      60,513      6.90
Allowance for loan losses                  (9,393)
Cash and due from banks, noninterest-
   bearing                                 23,300
Bank premises and equipment, net           22,908
Other real estate owned                     1,077
Other assets                               44,995
     Total assets                      $  959,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  269,952       3,225      1.19%
   Time                                   357,464      12,756      3.57
   Certificates of deposit of
      $100,000 and over                    88,817       4,070      4.58
     Total interest-bearing deposits      716,233      20,051      2.80
Federal funds purchased and securities
   sold under agreements to repurchase      9,013         111      1.23
Other borrowed funds                       36,617       2,034      5.55
     Total interest-bearing liabilities   761,863      22,196      2.91
Demand deposits, noninterest-bearing      100,265
Other liabilities                           7,415
Stockholders' equity                       89,747
     Total liabilities and
       stockholders' equity            $  959,290

Interest income and rate earned                      $ 60,513      6.90%
Interest expense and rate paid                         22,196      2.91
Interest rate spread                                               3.99
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 38,317      4.37%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 34%.

   A.  RATE/VOLUME VARIANCE

                        2004 Compared to 2003     2003 Compared to 2002
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans(1)             $  9,131  14,110  (4,979)    3,405  11,092  (7,687)
Securities:
  Taxable                 778     461     317    (1,541)     73  (1,614)
  Nontaxable(1)          (581)   (556)    (25)     (656)   (662)      6
Federal funds sold       (586)   (548)    (38)      398     104     294
      Total             8,742  13,467  (4,725)    1,606  10,607  (9,001)

INTEREST EXPENSE
Demand and savings        598     337     261    (1,239)    496  (1,735)
Time                       36   1,561  (1,525)   (1,414)    705  (2,119)
Certificates of deposit
   of $100,0000 and over  779   1,199    (420)     (453)    625  (1,078)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase              14    (147)    161       (45)     86    (131)
Other borrowed funds    1,298   2,325  (1,027)      890   1,292    (402)
      Total             2,725   5,275  (2,550)   (2,261)  3,204  (5,465)

Net interest income  $  6,017   8,192  (2,175)    3,867   7,403  (3,536)

Variances caused by changes in rate times the changes in volume are allocated equally.

(1) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35% for 2004 and 34% for prior periods.

GUIDE 3.  II. INVESTMENT PORTFOLIO

   A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE

                                                December 31,
(thousands)                             2004        2003         2002
U.S. Treasury                      $     149         151            -
U.S. Government agencies and
corporations                          26,676      57,133       16,234
Mortgage-backed                       76,359      69,950       77,616
States and political subdivisions     17,100      19,362       21,974
Corporate                             22,085      27,045       26,064

   Totals                          $ 142,369     173,641      141,888

   A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST
                                                 December 31,
(thousands)                             2004        2003         2002
Mortgage-backed                    $     121         180          259
States and political subdivisions      3,818       9,494       15,816

   Totals                          $   3,939       9,674       16,075

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2004
                                       Securities Available-for-Sale
                                                Approximate
                                    Amortized   Fair
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   1 through 5 years             $   17,060       17,097        4.02
   6 through 10 years                21,625       21,604        4.12
   Over 10 years                     63,845       64,334        4.92
     Total                          102,530      103,035        4.60
States and political
  subdivisions:
   Within 1 year                      2,529        2,542        5.10
   1 through 5 years                  8,053        8,185        5.49
   6 through 10 years                 2,783        2,732        4.72
   Over 10 years                      3,523        3,641        4.74
     Total                           16,888       17,100        5.15
Other securities:
   Within 1 year                      4,075        4,168        6.67
   1 through 5 years                 17,409       18,066        5.69
     Total                           21,484       22,234        5.88

                                 $  140,902      142,369        4.86

(1) Yields on non-taxable investment securities are not computed on a tax equivalent basis.

   B.  SECURITIES--MATURITY/YIELD SCHEDULE
                                          As of December 31, 2004
                                       Securities Held-To-Maturity
                                                Approximate
                                    Amortized   Fair
(thousands)                         Costs       Values       Yield(1)
U.S. Government agencies and
  corporations:
   1 through 5 years             $       46           50        8.00
   Over 10 years                         75           74        4.27
     Total                              121          124        5.70
States and political
  subdivisions:
   Within 1 year                      1,163        1,174        4.97
   1 through 5 years                  2,226        2,306        4.58
   6 through 10 years                   429          432        3.30
     Total                            3,818        3,912        4.55

                                 $    3,939        4,036        4.59

(1) Yields on non-taxable investment securities are not computed on a tax equivalent basis.

GUIDE 3.  III LOANS

   A.  TYPES OF LOANS
                                               December 31,
                                 2004              2003               2002
                                     % of              % of              % of
(thousands)                   Amount  Total     Amount  Total    Amount  Total
Commercial                $   91,909    8.3     87,826    8.8    76,665   11.1
Consumer                     176,042   16.0    159,722   16.0   133,304   19.3
Real estate - commercial     292,606   26.5    282,366   28.2   225,316   32.6
Real estate - construction   142,059   12.9     90,663    9.1    49,186    7.1
Real estate - mortgage       400,854   36.3    379,311   37.9   207,190   29.9
                          $1,103,470  100.0    999,888  100.0   691,661  100.0

TYPES OF LOANS
                                        December 31,
                                  2001               2000
                                      % of               % of
(thousands)                   Amount  Total     Amount   Total
Commercial                $   75,705   11.7     76,023    18.6
Consumer                     130,072   20.1     77,395    18.9
Real estate - commercial     193,575   29.9    108,338    26.4
Real estate - construction    42,404    6.5     20,326     5.0
Real estate - mortgage       206,507   31.8    127,504    31.1
                          $  648,263  100.0    409,586   100.0

   B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2004
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $  12,667      22,443        3,620     38,730
   Floating interest rates       32,389      11,316        9,474     53,179
     Total                       45,056      33,759       13,094     91,909
Real estate-commercial:
   Fixed interest rates          10,664      35,832       26,540     73,036
   Floating interest rates       60,082     121,690       37,798    219,570
     Total                       70,746     157,522       64,338    292,606
Real estate-construction:
   Fixed interest rates          23,728       4,389        3,276     31,393
   Floating interest rates      103,636       6,322          709    110,667
     Total                      127,364      10,711        3,985    142,060

                              $ 243,166     201,992       81,417    526,575

   C.  NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 December 31,
(thousands)                        2004     2003     2002     2001     2000
Nonaccrual loans                $ 3,534    3,142    2,914    2,815    2,391
Other real estate owned           1,269    1,872    1,001    1,420      281
Accruing loans past due
  90 days                           747      437      596    1,031      410

    Total nonperforming assets  $ 5,550    5,451    4,511    5,266    3,082

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2004     2003     2002     2001     2000
Pro forma interest-nonaccrual
  loans                         $   241      224      225      248      239

Recorded interest-nonaccrual
  loans                         $     -        -        -       64        -

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

GUIDE 3.  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(thousands)

                                      2004     2003     2002     2001     2000
AVERAGE LOANS OUTSTANDING       $1,057,485  826,969  666,213  458,756  397,154

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period    $   12,002    9,466    8,827    5,670    5,173
Provision for loan losses            3,046    2,158    1,369    1,637    1,082
Reserve acquired through merger          -    1,382        -    2,956        -
Additional reserve for branch
  loans purchased                        -        -        -      188        -
                                    15,048   13,006   10,196   10,451    6,255
Loans charged off:
   Commercial                          770      358      299      980      377
   Consumer                          1,332      997    1,034      950      494
   Real estate - commercial             46       35       60        -        -
   Real estate - construction            9        -        -        -        -
   Real estate - mortgage              209       50      278       59        -
        Total loans charged off      2,366    1,440    1,671    1,989      871
Recovery of loans previously
  charged off:
   Commercial                          185      165      117      111       22
   Consumer                            265      212      402      249      249
   Real estate - commercial              -        -      383        -        -
   Real estate - construction            -        -        -        -        -
   Real estate - mortgage               33       59       39        5       15
        Total recoveries               483      436      941      365      286

Net loans charged off                1,883    1,004      730    1,624      585
Balance, end of period          $   13,165   12,002    9,466    8,827    5,670

Net charge-offs to average
  loans outstanding                   0.18%    0.12     0.11     0.35     0.15

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(thousands)
                                               December 31,
                                 2004              2003               2002
                                     % of              % of              % of
                              Amount  Total     Amount  Total    Amount  Total
Commercial                 $   3,106   23.6      2,993   24.9     2,642   27.9
Consumer                       2,562   19.5      2,420   20.2     2,179   23.0
Real estate - commercial       2,815   21.3      3,003   25.0     2,117   22.3
Real estate - construction       778    5.9        705    5.9       649    6.9
Real estate - mortgage         2,142   16.3      1,803   15.0     1,314   13.9
Unassigned portion
  of allowance                 1,762   13.4      1,078    9.0       565    6.0
                           $  13,165  100.0     12,002  100.0     9,466  100.0

                                        December 31,
                                  2001               2000
                                      % of               % of
                             Amount  Total     Amount   Total
Commercial                $   2,794   31.6      3,140    55.4
Consumer                      1,894   21.5        837    14.8
Real estate - commercial      2,178   24.7        867    15.3
Real estate - construction      534    6.0        164     2.9
Real estate - mortgage        1,016   11.5        576    10.1
Unassigned portion
  of allowance                  411    4.7         86     1.5
                          $   8,827  100.0      5,670   100.0

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2004 is adequate to cover potential loan losses inherent in the loan portfolio.

GUIDE 3.  V.  DEPOSITS

   A.  DEPOSIT MATURITIES
                                   As of December 31, 2004
                                        Mature Within
                                               Over Six
                      Three      Over Three    Months
                      Months     Months        Through     Over
                      or         Through       Twelve      Twelve
(thousands)           Less       Six Months    Months      Months    Total
Certificates of
 deposit and other
 time deposits of
 $100 and over     $    19,629      27,896      23,316      83,908     154,749
All other deposits     234,594     100,034      97,545     537,345     969,518
   Total deposits  $   254,223     127,930     120,861     621,253   1,124,267

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to FNB's 2004 Annual Report to Shareholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.

INTEREST SENSITIVITY ANALYSIS
                                           As of December 31, 2004
                                          Mature or Reprice Within
                                        Over Three
                              Three     Months     Over One
                              Months    Through    Year To    Over
                              or        Twelve     Five       Five
(thousands)                   Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans, net (excluding
   nonaccrual)              $ 417,649  257,518   375,910     35,695  1,086,771
Securities:
 Available-for-sale,
   at fair value                3,429    7,579    48,527     82,834    142,369
 Held-to-maturity,
   at amortized cost              530      590     2,384        435      3,939
Other interest-earning
   assets                      12,384   12,474         -     10,424     35,282
     Total interest-
     earning assets         $ 433,992  278,161   426,821    129,388  1,268,361

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $  19,629   51,212    83,576        332    154,749
Time                           76,064  133,534   234,424        545    444,567
All other deposits            158,530   64,045   302,376          -    524,951
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                   3,325        -         -          -      3,325
Other borrowed funds           60,359   19,000    33,105      1,752    114,216
     Total interest-
     bearing
     liabilities            $ 317,907  267,791   653,481      2,629  1,241,808
Interest sensitivity
   gap per period           $ 116,085   10,370  (226,660)   126,759     26,553
Cumulative interest
   sensitivity gap            116,085  126,454  (100,206)    26,553          -

Item 2.  Properties

The principal offices of FNB are located in the 73,000 square foot FNB Center which is owned and located at 105 Arbor Drive in Christiansburg, Virginia. The FNB Center also contains the primary operations, mortgage loan and data processing departments of FNB.

In addition to its main office, FNB owns 17 branches, two operation centers and one loan production office, and leases 9 branches and one loan production office.

The majority of such space is used by FNB in its operations. The leased properties are leased from independent parties on terms which management believes are reasonable in relationship to other available properties in similar markets. For more information regarding FNB's leasing activities, please read Note 8 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended December 31, 2004 incorporated herein by reference to Exhibit 13 to this report.

Item 3.  Legal Proceedings

From time to time, FNB is a party to lawsuits arising in the normal course of business in which claims for money damages are asserted. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of any such pending actions, whether or not adverse to FNB, will not have a material effect upon FNB's financial condition or that of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

FNB has one class of Common Stock with a par value of $5 per share. There were approximately 1,860 shareholders of record as of December 31, 2004, holding 7,274,937 shares of the authorized 25,000,000 shares of common stock. On July 9, 2002, FNB Corporation was formally named to the Russell 2000? stock index. The Russell 2000? index is comprised of the 3,000 largest U.S. corporations ranked in order of total market capitalization (excluding from that group the 1000 largest companies). FNB's stock trades on the Nasdaq Stock Market? under the symbol FNBP.

The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," under Management's Discussion and Analysis of Financial Condition and Results of Operations in FNB's 2004 Annual Report to Shareholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. At March 10, 2005, the closing price was $27.22.

During 2004 and 2003, FNB paid dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 13 of the notes to consolidated financial statements in FNB's Annual Report to Shareholders under the caption "Dividend Restrictions and Capital Requirements," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in FNB's 2004 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section of FNB's 2004 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, under the same heading, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2004 Annual Report to Shareholders entitled Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent registered public accountant's report, consolidated financial statements, and supplementary financial information included in the Corporation's 2004 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

           Independent Registered Public Accountant's Report
           Consolidated Balance Sheets - December 31, 2004 and 2003 Consolidated Statements of Income - Years ended December 31,
                  2004, 2003,and 2002
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2004, 2003, and 2002
           Consolidated Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2004, 2003, and 2002
           Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9(A) Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within FNB to disclose material information otherwise required to be set forth in our periodic reports.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There has been no change in our internal control over financial reporting during the fourth quarter of the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of the date of filing this Form 10-K we are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management report on the effectiveness of our internal controls over financial reporting and for our independent registered public accountants to attest to this report. We are eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file this report and the related attestation. We have elected to utilize this 45 day extension, and therefore, this Form 10-K does not include these reports or the attestation. We anticipate completing this process and filing these reports in an amended
Form 10-K, which we anticipate filing in April 2005. Currently, we are not aware of any material weakness in our internal controls over financial reporting and related disclosures.

Item 9(B) Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information on directors is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Proposal No. 1 - Election of Directors."

Information on executive officers is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Non-Director Executive Officers of the Corporation."

FNB adopted a Code of Conduct dated January 29, 2004 which was filed with the Commission as Exhibit 14 to FNB's Form 10-K for the year ended December 31, 2003.

Information on the Board of Director's audit committee and audit committee financial expert is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Board of Directors and Committees of the Board."

Information on Section 16(a) reporting is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

Information on executive compensation, the compensation committee members and the compensation committee's report on executive compensation is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Executive Compensation."

Information on compensation of directors is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Director Compensation."

FNB's performance graph is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Security Holders. FNB knows of no person or group that beneficially owned more than five percent of FNB's outstanding shares of Common Stock as of February 24, 2005.

Security Ownership of Directors and Executive Management. Information on security ownership of directors and executive officers is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004 with respect to certain compensation plans under which equity securities of the Corporation are authorized for issuance.

                     Equity Compensation Plan Information

                                                            Number of
                                                            securities
                                                            remaining
                                                            available
                                                            for future
                                                            issuance
                          Number of         Weighted-       under equity
                          securities        average         compensation
                          to be issued      exercise        plans
                          upon exercise     price of        (excluding
                          of outstanding    outstanding     securities
                          options,          options,        reflected in
                          warrants and      warrants and    column
                          rights            rights          (a))
Plan category             (a)               (b)             (c)
Equity compensation
 plans approved by
 security holders            248,737          $18.586         111,856

Equity compensation
 plans not approved
 by security holders               -                -               -

Total                        248,737          $18.586         111,856

(1) Consists solely of the FNB Corporation 2000 Incentive Stock Plan which was approved by shareholders in 2000 and makes up to 424,000 shares of common stock available for awards to key employees and non-employee directors of FNB in the form of stock options, stock appreciation rights and stock awards. For a full description of FNB's stock compensation plans please read
Note 22 of the Notes to Consolidated Financial Statements included in FNB's Annual Report to Shareholders for the year ended December 31, 2004 incorporated as Exhibit 13.

Item 13.  Certain Relationships and Related Transactions

Directors and officers of FNB and persons with whom they are associated have had and expect to have in the future, banking transactions with FNB in the ordinary course of their businesses. In the opinion of management of FNB, all such loans and commitments for loans were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount of direct loans to any one director, officer or principal stockholder (and related persons), does not exceed 10 percent of FNB's equity capital accounts (nor 20 percent of such accounts for all such persons as a group) and did not during the previous two fiscal years.

Information on transactions with management is incorporated by reference to FNB's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Transactions with Management."

Item 14.  Principal Accounting Fees and Services

Information related to audit fees, pre-approval policies and procedures for audit and permitted non-audit services is incorporated by reference to the Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Principal Accounting Fees" and "Audit Committee Pre-Approval Policy."

PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)(1). Consolidated Financial Statements. The following independent registered public accountant's report and consolidated financial statements of FNB are incorporated by reference from FNB's 2004 Annual Report to Shareholders included within this document as Exhibit 13:

          Independent Registered Public Accountant's Report
          Consolidated Balance Sheets -- December 31, 2004 and 2003 Consolidated Statements of Income --
                Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statements of Cash Flows --
                Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statements of Changes in Stockholders' Equity --
                Years Ended December 31, 2004, 2003, and 2002
          Notes to Consolidated Financial Statements

         (2). Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (3).  Exhibits.
               See Index to Exhibits

      (b).     Exhibits.
               Included in item 15(a)(3) above

      (c).     Financial Statement Schedules.
               Included in item 15(a)(2) above

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

                                   FNB Corporation



                                   By: s/William P. Heath, Jr.
                                       William P. Heath, Jr.
                                       President & Chief Executive Officer

                                   Date: March 10, 2005


                                   By: s/Daniel A. Becker
                                       Daniel A. Becker
                                       Executive Vice President &
                                       Chief Financial Officer

                                   Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.



      Signature                                       Date

    s/Kendall O. Clay                            March 9, 2005
      Kendall O. Clay

    s/Hugh H. Bond                               March 6, 2005
      Hugh H. Bond

    s/Douglas Covington                          March 7, 2005
      Douglas Covington

    s/Beverley E. Dalton                         March 9, 2005
      Beverley E. Dalton

    s/Daniel D. Hamrick                          March 7, 2005
      Daniel D. Hamrick

    s/William P. Heath, Jr.                      March 10, 2005
      William P. Heath, Jr.

    s/F. Courtney Hoge                           March 8, 2005
      F. Courtney Hoge

    s/Steven D. Irvin                            March 10, 2005
      Steven D. Irvin

    s/Harold K. Neal                             March 3, 2005
      Harold K. Neal

    s/Raymond D. Smoot, Jr.                      March 1, 2005
      Raymond D. Smoot, Jr.

    s/Charles W. Steger                          February 28, 2005
      Charles W. Steger

    s/Carl E. Tarpley, Jr.                       March 7, 2005
      Carl E. Tarpley, Jr.

    s/Jon T. Wyatt                               February 27, 2005
      Jon T. Wyatt

                                  INDEX TO EXHIBITS

Exhibit #   Description

            Plan of Merger

(2)(a) Merger Agreement dated March 20, 2003 between FNB Corporation and Bedford Bancshares, Inc., incorporated by reference to Exhibit (2)C to Form 10-Q for the quarter ended March 31, 2003.

            Articles of Incorporation & Bylaws

(3)(i)(a) Registrant's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1996.

(3)(i)(b) Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 dated September 13, 2000.

(3)(i)(c) Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit (3)(i)(c) to Form 10-Q for the quarter ended June 30, 2002.

(3)(ii)     Registrant's Restatement of Bylaws (as amended through January
            27, 2005).

            Material Contracts

(10)A* FNB Corporation 2000 Incentive Stock Plan, incorporated by reference to Appendix to Proxy Statement on Schedule 14A filed April 3, 2000.

(10)B* Form of FNB Corporation Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit (10)B to Form 10-Q for the quarter ended September 30, 2004.

(10)C* Form of FNB Corporation Restricted Stock Agreement for Employee, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 2004.

(10)D* Form of FNB Corporation Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit (10)D to Form 10-Q for the quarter ended September 30, 2004.

(10)E* Employment Agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr., incorporated by reference to Exhibit
            (10)E to Form 10-Q for the quarter ended June 30, 2003.

(10)F* First Amendment, dated December 16, 2004, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William
            P. Heath, Jr.

(10)G*      Base Salaries for Named Executive Officers.

(10)H*      Non-exempt Directors Annual Compensation.

(10)I*      Director Retirement Plan.

(10)J*      FNB Corporation Severance Pay Plan

(13)        2004 Annual Report to Shareholders.

(14) Code of Conduct, incorporated by reference to Exhibit (14) to Form 10-K for the year ended December 31, 2003.

(21)        Subsidiaries of the Registrant.

31(A) Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(B) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________
*Denotes management contract.