Form 10-K/A
period 2004-12-31
FNB CORP \VA\
filed 2005-04-20
CIK 1010961

UNITED STATES
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

Explanatory Note

FNB Corporation is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to:

     (i) include the conformed signature of Brown Edwards & Company, L.L.P., the Corporation's independent registered public accountants, on its Report of Independent Registered Public Accounting Firm, such signature having been inadvertently omitted in the original Form 10-K;

    (ii) include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management's Report on Internal Control Over Financial Reporting, which were excluded from its Form 10-K in reliance on a 45 day extension of time allowed by the SEC for companies of a certain size to file these reports; and

   (iii) to amend the Exhibit Index in Item 15, Part IV of the Form 10-K to reflect the inclusion of updated certifications of certain executive officers and a consent letter from Brown, Edwards & Company, L.L.P. with respect to both its audit report and its report on management's report on internal control over financial reporting.

Except as described above, no other changes were made to the original Form 10-K. No changes were made within Item 8 or Exhibit 13, other than the inclusion of the conformed signature of Brown Edwards & Company, L.L.P., the Corporation's independent registered public accountants, on its Report of Independent Registered Public Accounting Firm, as noted above.

Item 8. Financial Statements and Supplementary Data

The following independent registered public accountant's report, consolidated financial statements, and supplementary financial information included in the Corporation's 2004 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K/A, are incorporated herein by reference:

           Independent Registered Public Accountant's Report
           Consolidated Balance Sheets - December 31, 2004 and 2003 Consolidated Statements of Income and Comprehensive Income - Years
                  ended December 31, 2004, 2003,and 2002
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2004, 2003, and 2002
           Consolidated Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2004, 2003, and 2002
           Notes to Consolidated Financial Statements

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within FNB to disclose material information otherwise required to be set forth in our periodic reports.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2004 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2004, FNB's internal control over financial reporting is effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Brown, Edwards & Company, L.L.P., an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

   ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FNB Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that FNB Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FNB Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005, expressed an unqualified opinion thereon.

                                         s/Brown, Edwards & Company, L.L.P.
                                         CERTIFIED PUBLIC ACCOUNTANTS



Bluefield, West Virginia
March 30, 2005

PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)(1). Consolidated Financial Statements. The following independent registered public accountant's report and consolidated financial statements of FNB are incorporated by reference from FNB's 2004 Annual Report to Shareholders included within this document as Exhibit 13:

          Independent Registered Public Accountant's Report
          Consolidated Balance Sheets -- December 31, 2004 and 2003 Consolidated Statements of Income and Comprehensive Income --
                Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statements of Cash Flows --
                Years Ended December 31, 2004, 2003, and 2002
          Consolidated Statements of Changes in Stockholders' Equity --
                Years Ended December 31, 2004, 2003, and 2002
          Notes to Consolidated Financial Statements

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

                                   Date: April 15, 2005


                                   By: s/Daniel A. Becker
                                       Daniel A. Becker
                                       Executive Vice President &
                                       Chief Financial Officer

                                   Date: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant and in that capacity and on the dates indicated.



      Signature                                       Date

    s/Kendall O. Clay                            April 15, 2005
      Kendall O. Clay

    s/Hugh H. Bond                               April 15, 2005
      Hugh H. Bond

    s/Douglas Covington                          April 15, 2005
      Douglas Covington

    s/Beverley E. Dalton                         April 15, 2005
      Beverley E. Dalton

    s/Daniel D. Hamrick                          April 15, 2005
      Daniel D. Hamrick

    s/William P. Heath, Jr.                      April 15, 2005
      William P. Heath, Jr.

    s/F. Courtney Hoge                           April 15, 2005
      F. Courtney Hoge

    s/Steven D. Irvin                            April 15, 2005
      Steven D. Irvin

    s/Harold K. Neal                             April 15, 2005
      Harold K. Neal

    s/Raymond D. Smoot, Jr.                      April 15, 2005
      Raymond D. Smoot, Jr.

    s/Charles W. Steger                          April 15, 2005
      Charles W. Steger

    s/Carl E. Tarpley, Jr.                       April 15, 2005
      Carl E. Tarpley, Jr.

    s/Jon T. Wyatt                               April 15, 2005
      Jon T. Wyatt

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

(10)F* First Amendment, dated December 16, 2004, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William
            P. Heath, Jr.

(10)G*      Base Salaries for Named Executive Officers.

(10)H*      Non-exempt Directors Annual Compensation.

(10)I*      Director Retirement Plan.

(10)J*      FNB Corporation Severance Pay Plan.

(13)#       2004 Annual Report to Shareholders.

(14) Code of Conduct, incorporated by reference to Exhibit (14) to Form 10-K for the year ended December 31, 2003.

(21)        Subsidiaries of the Registrant.

(23)#       Consent of Brown, Edwards & Company, L.L.P.

(31)A# Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)B# Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)# Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________
*Denotes management contract.
#Denotes filed herewith.