Form 10-Q
period 2005-03-31
FNB CORP \VA\
filed 2005-05-09
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2005
                                      or

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


7,283,433 shares of common stock, par value $5 per share, outstanding as of April 22, 2005

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            March 31, 2005                                                   3

            Consolidated Balance Sheet as of December 31, 2004               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three-month periods ended
            March 31, 2005 and 2004                                        5-6

            Unaudited Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 2005 and 2004                7

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2004           8

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the three-month period ended March 31, 2005           9

            Notes to Consolidated Financial Statements                   10-13

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-18

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     19

  Item 4.   Controls and Procedures                                         19

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               20

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     20

  Item 3.   Defaults Upon Senior Securities                                 20

  Item 4.   Submission of Matters to a Vote of Security Holders             20

  Item 5.   Other Information                                               20

  Item 6.   Exhibits                                                        20

            Signatures                                                      21

            Index to Exhibits                                            22-23

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2005
In Thousands, Except Share and Per Share Data
(Unaudited)
ASSETS
Cash and due from banks                                        $   37,182
Federal funds sold                                                  3,250
Cash and cash equivalents                                          40,432
Securities available-for-sale, at fair value                      146,009
Securities held-to-maturity, at amortized cost (fair
  value approximated $3,337)                                        3,271
Other investments at cost                                          10,547
Mortgage loans held for sale                                       14,450
Loans, net of unearned income                                   1,106,892
Less allowance for loan losses                                     13,603
            Loans, net                                          1,093,289
Bank premises and equipment, net                                   24,731
Other real estate owned                                             1,389
Goodwill                                                           42,624
Core deposit intangibles                                            4,978
Other assets                                                       26,196
            Total assets                                      $ 1,407,916

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   144,305
      Interest-bearing demand and savings deposits                382,169
      Time deposits                                               451,139
      Certificates of deposit of $100,000 and over                156,701
            Total deposits                                      1,134,314
FHLB advances                                                      86,178
Trust preferred                                                    27,836
Other borrowings                                                    1,712
Other liabilities                                                   6,394
            Total liabilities                                   1,256,434
Stockholders' equity:
      Common stock, $5.00 par value, authorized 25,000,000
      shares; issued and outstanding 7,275,822 shares              36,379
      Surplus                                                      82,985
      Retained earnings                                            32,453
      Accumulated other comprehensive income (loss)                  (335)
            Total stockholders' equity                            151,482
            Total liabilities and stockholders' equity        $ 1,407,916



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2004
In Thousands, Except Share and Per Share Data
ASSETS
Cash and due from banks                                       $    37,786
Federal funds sold                                                      -
Cash and cash equivalents                                          37,786
Securities available-for-sale, at fair value                      142,369
Securities held-to-maturity, at amortized cost (fair
  value approximated $4,036)                                        3,939
Other investments at cost                                          10,424
Mortgage loans held for sale                                       10,905
Loans, net of unearned income                                   1,103,470
Less allowance for loan losses                                     13,165
            Loans, net                                          1,090,305
Bank premises and equipment, net                                   23,976
Other real estate owned                                             1,269
Goodwill                                                           42,624
Core deposit intangibles                                            5,284
Other assets                                                       27,235
            Total assets                                      $ 1,396,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   139,863
      Interest-bearing demand and savings deposits                385,088
      Time deposits                                               444,567
      Certificates of deposit of $100,000 and over                154,749
            Total deposits                                      1,124,267
FHLB advances                                                      86,380
Trust preferred                                                    27,836
Other borrowings                                                    3,325
Other liabilities                                                   4,307
            Total liabilities                                   1,246,115
Stockholders' equity:
      Common stock, $5.00 par value, authorized 25,000,000
            shares; issued and outstanding 7,274,937 shares        36,375
      Surplus                                                      82,955
      Unearned ESOP shares (5,516 shares)                            (100)
      Retained earnings                                            29,818
      Accumulated other comprehensive income (loss)                   953
            Total stockholders' equity                            150,001
            Total liabilities and stockholders' equity        $ 1,396,116



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2005 and 2004
In Thousands, Except Share and Per Share Data
(Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                    2005         2004
Interest income:
  Interest and fees on loans                    $ 16,723       14,895
  Interest on securities:
    Taxable                                        1,706        1,850
    Nontaxable                                       123          202
  Interest on federal funds sold and
    short term investments                           196          102
         Total interest income                    18,748       17,049
Interest expense:
  Interest on deposits                             5,172        4,242
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                          21           15
  Interest on long term debt                       1,182        1,031
         Total interest expense                    6,375        5,288
         Net interest income                      12,373       11,761
Provision for loan losses                            646          637
         Net interest income after
           provision for loan losses              11,727       11,124
Noninterest income:
  Service charges on deposit accounts              1,348        1,521
  Loan origination fees                              702          578
  Other service charges and fees                     848          570
  Other income                                     1,276          529
         Total noninterest income                  4,174        3,198
Noninterest expense:
  Salaries and employee benefits                $  4,823        4,851
  Occupancy and equipment expense,net              1,518        1,441
  Cardholder/merchant processing                     191          161
  Supplies expense                                   208          227
  Telephone expense                                  190          192
  Amortization of core deposit
    intangibles                                      306          347
  Other expenses                                   2,227        1,812
         Total noninterest expense                 9,463        9,031
Income before income tax expense                   6,438        5,291
Income tax expense                                 2,420        1,881
         Net income                             $  4,018        3,410

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)

                                                   Three Months Ended
                                                        March 31
                                                    2005         2004
Other comprehensive income (loss),
    net of income tax expense (benefit):
      Gross unrealized gains (losses) on
        available-for-sale securities             (1,288)         638
         Less:  Reclassification adjustment
           for (gains) losses included in
           net income                                  -            -
      Other comprehensive income                  (1,288)         638

           Comprehensive income                $   2,730        4,048


          Basic earnings per share              $   0.55         0.47
          Diluted earnings per share            $   0.55         0.47
          Dividends declared per
            share                               $   0.19         0.18
          Average number basic
            shares outstanding                 7,275,018    7,228,670
          Average number diluted
            shares outstanding                 7,332,460    7,309,974


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2005 and 2004
In Thousands
(Unaudited)
                                                               2005     2004
Cash flows from operating activities:
      Net income                                           $  4,018    3,410
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           646      637
            Depreciation and amortization of bank
                  premises and equipment                        642      655
            Amortization of core deposit intangibles            306      347
            ESOP compensation                                    15       90
            Stock awards compensation                            48       51
            Amortization of premiums and accretion
                  of discounts, net                             132      243
            Net gain on sale of fixed assets and
                  other real estate                            (821)     (44)
            Net increase in mortgage loans held
                  for sale                                   (3,545)  (4,378)
            Decrease in other assets                          1,697       59
            Increase in other liabilities                     2,087    1,077
                  Net cash provided by operating
                        activities                            5,225    2,147

Cash flows from investing activities:
      Proceeds from calls and maturities of
            securities available-for-sale                     5,214   22,496
      Proceeds from calls and maturities of
            securities held-to-maturity                         666      668
      Purchase of securities available-for-sale             (11,089)    (261)
      Net increase in loans                                  (3,981) (36,603)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,374    1,004
      Recoveries on loans previously charged off                 46       92
      Bank premises and equipment expenditures               (1,765)  (1,342)
                  Net cash used in investing
                        activities                           (9,535) (13,946)

Cash flows from financing activities:
      Net increase (decrease) in demand and
            savings deposits                                  1,523   (4,551)
      Net increase in time deposits and certificates
            of deposit                                        8,524   21,886
      Net decrease in FHLB advances                            (202)  (4,855)
      Net increase (decrease) in other borrowings            (1,613)   2,341
      Principal payments on ESOP debt                           100       99
      Stock options exercised                                     7      230
      Dividends paid                                         (1,383)  (1,560)
                  Net cash provided by financing
                        activities                            6,956   13,590
Net increase in cash and cash equivalents                     2,646    1,791
Cash and cash equivalents at beginning of period             37,786   38,038
Cash and cash equivalents at end of period                 $ 40,432   39,829


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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FNB Corporation and subsidiaries
Three Months Ended March 31, 2005
In thousands, except per share data
(Unaudited)
                                                           Accumu-
                                                           lated
                                                           Other
                                       Unearned            Compre-
                      Common           ESOP      Retained  hensive
                      Stock   Surplus  Shares    Earnings  Income    Total
Balances at
 December 31, 2004   $36,375   82,955     (100)    29,818     953  $150,001

Net Income                 -        -        -      4,018       -     4,018
Cash dividends,
 $0.19 per share           -        -        -     (1,383)      -    (1,383)
ESOP shares
 allocated upon
 loan repayment            -       15      100          -       -       115
Stock awards
 issued                    2       10        -          -       -        12
Stock options
 exercised                 2        5        -          -       -         7
Change in net
 unrealized gains
 (losses) on
 securities
 available-for-
 sale, net of
 tax effect of
 $(664)                    -        -        -          -  (1,288)   (1,288)

Balances at
 March 31, 2005      $36,379   82,985        -     32,453    (335) $151,482


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2005 and 2004
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of FNB Corporation and subsidiaries (referred to herein as "FNB", the "Corporation" or the "Company")
      as of March 31, 2005; the consolidated statements of income for the three months ended March 31, 2005 and 2004, and the consolidated statements of changes in stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.
..

      The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in the Company's 2004 annual report to shareholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2004 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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


(3)   Stock Options

      The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of optioned shares on earnings per share relates to the dilutive effect of the underlying options outstanding.
      To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the options to be exercised and an increase in the potential dilutive effect on earnings per share due to the increased probability that these options will be exercised.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2005 and 2004 are estimated to be as follows:

                                             Three Months Ended
                                                 March 31,
                                              2005      2004
      Net Income, as reported             $  4,018     3,410

      Add:  Compensation expense
        related to stock grants
        included in net income,
        net of tax                              31        33

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                    (63)      (60)

      Net Income, on a pro forma basis    $  3,986     3,383

      Basic earnings per share -
                           As reported    $   0.55      0.47
                           Pro forma          0.55      0.47

      Diluted earnings per share -
                           As reported    $   0.55      0.47
                           Pro forma          0.54      0.46

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Three Months Ended
                                             March 31,
                                           2005     2004
      Balance at beginning of period   $ 13,165   12,002
      Provisions for loan losses            646      637
      Loan recoveries                        46       92
      Loan charge-offs                     (254)    (318)

      Balance at end of period         $ 13,603   12,413

      Nonperforming assets consist of the following:

                                           March 31,      December 31,
                                             2005             2004
      Nonaccrual loans                   $  2,663            3,534
      Other real estate owned               1,389            1,269
      Loans past due over 90 days             342              747
        Total nonperforming assets       $  4,394            5,550

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2005.


(5)   Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2005 and December 31, 2004 were collateralized by investment securities controlled by the Corporation with a book value of $6,841 and $7,060, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $86,178 and $86,380 on March 31, 2005 and December 31, 2004, respectively. The interest rates on the advances as of March 31, 2005 range from 2.2 to
      7.3 percent and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby the Corporation gives a blanket pledge of residential first mortgage loans for 1-4 properties.

      In 2001, FNB Corporation participated in a pool of subordinated debt securities issued by FNB Corporation and other financial institutions to a trust in a method generally referred to as trust preferred financing.

      FNB Corporation borrowed $15,464 that matures on December 18, 2031. Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty.
      In 2003, FNB Corporation borrowed $12,372 that matures on June 26, 2033. Interest is payable quarterly at the three month LIBOR rate plus 3.10%. The rate may not exceed 11.75% prior to June 26, 2008, and the borrowing may be repaid on or after this date without penalty.

(6)  Segment Information

      The Corporation operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products and services offered and the channels through which they are offered. The banking segment consists of full-service banks that offer customers traditional banking products and services through various delivery channels. The Corporation's mortgage banking segment consists of mortgage brokerage facilities that originate and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Corporation described in Note 1 of the Annual Report included in Form 10-K for December 31, 2004.

YTD March 31, 2005

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    12,648          116       (391)         -     12,373
Provision for loan
  losses                    642            4          -          -        646
Net interest income
  after provision
  for loan losses        12,006          112       (391)         -     11,727
Other income              3,471          702      4,429     (4,428)     4,174
Other expenses            8,781          617      4,493     (4,428)     9,463
Income (loss)
  before income
  taxes                   6,696          197       (455)         -      6,438
Income tax
  (benefit)               2,347           69          4          -      2,420
Net income          $     4,349          128       (459)         -      4,018
Average assets      $ 1,388,883       14,578    177,947   (178,425) 1,402,983

YTD March 31, 2004

                        Community    Mortgage              Elimi-
                        Banking      Banking     Parent    nations      Total
Net interest income $    11,973           87       (299)         -     11,761
Provision for loan
  losses                    635            2          -          -        637
Net interest income
  after provision
  for loan losses        11,338           85       (299)         -     11,124
Other income              2,650          548      3,482     (3,482)     3,198
Other expenses            8,425          560      3,528     (3,482)     9,031
Income (loss)
  before income
  taxes                   5,563           73       (345)         -      5,291
Income tax
  (benefit)               1,990           25       (134)         -      1,881
Net income          $     3,573           48       (211)         -      3,410
Average assets      $ 1,321,316        9,349    171,583   (170,596) 1,331,652

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation, a bank holding company, and its wholly owned subsidiaries (collectively "FNB"). This discussion should be read in connection with the consolidated financial statements, statistical disclosures and other financial information presented herein. All amounts presented are denoted in thousands except per share data, percentages or as otherwise specified.

Forward Looking Information

This report may contain forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of FNB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB; and (6) adverse changes may occur in the securities markets.

Critical Accounting Policies

FNB's significant accounting policies are set forth in Note 1 in the "Notes to Consolidated Financial Statements" in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. FNB's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in FNB's consolidated financial position and/or consolidated results of operations. FNB considers its policies regarding the allowance for loan losses and valuing intangible assets associated with mergers and acquisitions to be its most critical accounting policies, because they require many of management's most subjective and complex judgments. Understanding FNB's accounting policies is fundamental to understanding its consolidated financial position and consolidated results of operations.

FNB has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. FNB's assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known. For additional discussion concerning FNB's allowance for loan losses and related matters, see Note 6, "Loans and Allowance for Loan Losses" of the Notes to
Consolidated Financial Statements in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FNB's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. To account for mergers and acquisitions FNB follows Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning FNB's valuation of intangible assets and merger/acquisition activities, see Note 16, "Goodwill and Other Intangibles," and Note 23, "Mergers and Acquisitions" in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

Net income for first quarter 2005 was $4,018, up 17.8% over the $3,410 reported in first quarter 2004. This increase was due to strong revenue growth in both the community banking and secondary market mortgage banking segments, expense savings from the closing of the Hilton Head office in November 2004 and net favorable non-recurring items amounting to $174 (after tax) due primarily to a gain from an exchange of real estate. The non-recurring items are explained in more detail under "Net Income" in the next heading below.

Loan balances grew 6.9% and deposit balances grew 6.4% from March 31, 2004 to March 31, 2005. Secondary market mortgage volume was up 50% from the same quarter last year.

The net interest margin was 3.90% in the first quarter 2005. This was up from 3.87% in the fourth quarter 2004 due primarily to increases in the prime rate, but down from the 3.93% in the first quarter 2004. Even though FNB has more assets than liabilities that will re-price upward immediately if rates rise, improvement in the margin will continue to be a challenge because of rising deposit costs due to increases in interest rates. Rising interest rates have primarily impacted shorter maturities where FNB has large blocks of certificate of deposit/IRA balances. In addition, competition has been strong for these funds, which means FNB must maintain low margins to maintain their deposits.

FNB is in the process of implementing many initiatives that management expects to have a positive impact on performance going forward. These include more fully utilizing a customer relationship management system that was recently implemented to promote growth of products to existing customers, expanding its Private Banking line of business and identifying and positioning branches in locations that are most convenient to existing and prospective clients.

Net Income

Net income increased 17.8%, from $3,410 in first quarter 2004 to $4,018 in first quarter 2005. Basic earnings per share were up from $.47 to $.55 or

17.1% for the same period. Earnings were up due to strong revenue growth in both the community banking and secondary market mortgage banking segments, expense savings from the closing of the Hilton Head office and net favorable non-recurring items amounting to $174. These non-recurring items include a gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County ($524 after tax), partially offset by a deferred tax adjustment ($163) and a customer deposit adjustment resulting from an error that occurred at an affiliate bank prior to such bank being acquired by FNB ($187 after tax).

Net Interest Income

Net interest income currently provides 75% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 5.2% or $612, from $11,761 for the three months ending March 31, 2004 to $12,373 for the three months ending March 31, 2005. The net interest margin declined from 3.93% to 3.90% for the same period.

Net interest income was up $659 due to growth in loans and deposits. Average loan balances grew 9.1% and average deposit balances grew 6.9%. Net interest income was also enhanced by $129 due to a net favorable change in the composition of the balance sheet (product mix). Higher-yielding average loan balances increased from 83.5% of earning assets in the first quarter of 2004 to 86.3% in the first quarter of 2005 and lower-yielding investment balances declined accordingly. This was offset in part by an unfavorable change in deposit mix as lower cost transaction account balances declined as a percentage of total deposits and higher-cost certificate of deposit/IRA balances increased. These favorable volume and net favorable product mix variances were offset in part by a $176 reduction in net interest income due to rates as the average rate paid on deposits and other borrowings increased slightly more than the yield on earnings assets.

Provision for Loan Losses

The provision for loan losses for the first quarter 2005 was $646 compared to $637 in the first quarter of 2004. Net charge-offs and net charge-offs to average year-to-date loans were $208 and .07% in the first quarter 2005 compared to $226 and .09% for the same quarter last year.

The allowance for loan losses as a percent of loans, net of unearned income increased from 1.20% at March 31, 2004 to 1.23% at March 31, 2005. The allowance percentage increased due to some credit downgrades. These loans are fully secured and no losses are anticipated.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, secondary market mortgage revenue, trust and fees from investment products, other service charges, sundry income and net securities gains (losses) increased by $976, from $3,198 in the first quarter 2004 to $4,174 in the first quarter 2005. This was due primarily to an $807 pre-tax gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County. In addition, revenues from the secondary market mortgage segment were up $124 due to a 50% increase in secondary market mortgage volume and revenues from the securities division that sells investment products were up $145.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses was up $432, from $9,031 in the first quarter 2004 to $9,463 in the first quarter 2005. This was due primarily to a $288 pre-tax customer deposit adjustment resulting from an error that occurred at an affiliate bank prior to such bank being acquired by FNB. In addition, expenses were up due to merit increases in salaries, higher expenses in the secondary market mortgage segment and higher expenses incurred to produce the higher revenues in the securities division discussed under noninterest income above, and higher losses incurred on the overdraft protection product. These higher expenses were offset in part by savings resulting from the closing of the Hilton Head office in November 2004.

Income Taxes

Income tax expense as a percentage of pre-tax income was 37.6% in the first quarter 2005 compared to 35.6% in the first quarter 2004. The increase in the effective tax rate was primarily due to a deferred tax adjustment amounting to $163 and the decline of nontaxable interest on investment securities, partially offset by lower state income taxes resulting from converting an affiliate from a savings and loan to a bank in December 2004. A bank in Virginia pays a franchise tax instead of state income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. FNB has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of FNB grew .8%, or $11,800, from $1,396,116 at December 31, 2004 to $1,407,916 at March 31, 2005. This growth occurred primarily in the categories of investments and loans and was funded principally by deposits.

Federal funds sold and securities available for sale grew $3,250 and $3,640 respectively from December 31, 2004 to March 31, 2005 due to excess funds available from the growth in deposits exceeding the growth in loans.

Loan balances were relatively flat from December 31, 2004 to March 31, 2005. Loans grew .3% or $3,422, from $1,103,470 at year-end 2004 to $1,106,892 at the end of March 2005. Growth in commercial loans of $6,229 and real estate-construction of $4,074 was largely offset by a decline in real estate commercial loans of $7,910.

Mortgage loans held for sale balances increased from $10,905 at December 31, 2004 to $14,450 at December 31, 2005, for an increase of $3,545 due to an upswing in secondary market mortgage volume since the end of 2004.

Total deposits grew .9% or $10,047, from $1,124,267 at December 31, 2004 to $1,134,314 at March 31, 2005. Core transaction balances grew $1,523 and certificate of deposit/Individual Retirement Account balances grew $8,524.

Liquidity and Capital Resources

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions. FNB has in place an action plan to help ensure adequate liquidity should any of these scenarios occur.

In the first quarter, liquidity improved as the net cash flow from operations of $5,225 plus net cash flow from financing activities of $6,956 (primarily from deposit growth) exceeded the growth in loans, resulting in a net addition of liquid funds in the form of cash and equivalents and securities of $7,855. The loan to deposit ratio dropped from 98.2% at December 31, 2004 to 97.6% at March 31, 2005.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Even though FNB's loan to deposit ratio is above peers, FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the Federal Home Loan Bank and Federal Funds lines (at March 31, 2005, both sources would provide $241 million of additional borrowing capacity), other external sources amounting to $20 million and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $1,481 from December 31, 2004 to March 31, 2005, primarily due to earnings of $4,018 largely offset by cash dividends paid of $1,383 and a decrease of $1,288 in net tax effected unrealized gains on securities available for sale.

Nonperforming Assets

Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans declined $1,156, from $5,550 at December 31, 2004 to $4,394 at March 31, 2005.
Expressed as a percent of loans net of unearned plus other real estate, these balances declined from .50% to .40% for the same period and are in line with peer averages.

Contractual Obligations

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of March 31, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to FNB beyond those previously described in FNB's Annual Report to Shareholders for the year ended December 31. 2004.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Corporation since December 31, 2004. For information regarding the Corporation's market risk, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.


Item 4.     CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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


                              FNB Corporation


Date  May 6, 2005             s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer
                              (principal executive officer)


Date  May 6, 2005             s/Daniel A. Becker
                              Daniel A. Becker
                              Executive Vice President &
                                Chief Financial Officer
                              (principal financial and accounting
                               officer)

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

(3)(ii) Registrant's Restatement of Bylaws (as amended through January 27, 2005), incorporated by reference to Exhibit (3)(ii) to Form 10-K for the year ended December 31, 2004.

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

(10)F* First Amendment, dated December 16, 2004, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William
            P. Heath, Jr., incorporated by reference to Exhibit (10)F to Form 10-K for the year ended December 31, 2004.

(10)G* Base Salaries for Named Executive Officers, incorporated by reference to Exhibit (10)G to Form 10-K for the year ended December 31, 2004.

(10)H* Non-exempt Directors Annual Compensation, incorporated by reference to Exhibit (10)H to Form 10-K for the year ended December 31, 2004.

(10)I* Director Retirement Plan, incorporated by reference to Exhibit (10)I to Form 10-K for the year ended December 31, 2004.

(10)J* FNB Corporation Severance Pay Plan, incorporated by reference to Exhibit (10)J to Form 10-K for the year ended December 31, 2004.

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