Form 10-Q
period 2005-06-30
FNB CORP \VA\
filed 2005-08-03
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2005

                                      or

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


7,312,180 shares of common stock, par value $5 per share, outstanding as of July 22, 2005

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            June 30, 2005                                                    3

            Consolidated Balance Sheet as of December 31, 2004               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and six-month
            periods ended June 30, 2005 and 2004                           5-6

            Unaudited Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 2005 and 2004                   7

            Notes to Consolidated Financial Statements                    8-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-16

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     17

  Item 4.   Controls and Procedures                                         17

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     18

  Item 3.   Defaults Upon Senior Securities                                 18

  Item 4.   Submission of Matters to a Vote of Security Holders          18-19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits                                                        19

            Signatures                                                      20

            Index to Exhibits                                            21-22

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2005
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   39,976
Federal funds sold                                                      -
Cash and cash equivalents                                          39,976
Securities available-for-sale, at fair value                      143,383
Securities held-to-maturity, at amortized cost (fair
  value approximated $3,132)                                        3,079
Other investments at cost                                          10,456
Mortgage loans held for sale                                       17,805
Loans, net of unearned income                                   1,142,653
Less allowance for loan losses                                     14,182
            Loans, net                                          1,128,471
Bank premises and equipment, net                                   24,985
Other real estate owned                                             1,221
Goodwill                                                           42,624
Core deposit intangibles                                            4,672
Other assets                                                       27,719
            Total assets                                      $ 1,444,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   155,416
      Interest-bearing demand and savings deposits                412,689
      Time deposits                                               443,663
      Certificates of deposit of $100,000 and over                154,247
            Total deposits                                      1,166,015
FHLB advances                                                      84,007
Trust preferred                                                    27,836
Other borrowings                                                    5,831
Other liabilities                                                   5,683
            Total liabilities                                   1,289,372
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,285,119 shares              36,426
      Surplus                                                      83,155
      Retained earnings                                            35,112
      Accumulated other comprehensive income (loss)                   326
            Total stockholders' equity                            155,019
            Total liabilities and stockholders' equity        $ 1,444,391



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

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Six Months Ended June 30, 2005 and 2004
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended     Six Months Ended
                                              June 30             June 30
                                          2005       2004      2005      2004
Interest income:
  Interest and fees on loans          $ 17,511     14,995    34,234    29,890
  Interest on securities:
    Taxable                              1,757      1,728     3,463     3,578
    Nontaxable                             112        180       235       382
  Interest on federal funds sold and
    short term investments                 204        161       400       263
         Total interest income          19,584     17,064    38,332    34,113
Interest expense:
  Interest on deposits                   5,694      4,421    10,866     8,663
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                31         18        52        33
  Interest on long term debt             1,299      1,014     2,481     2,045
         Total interest expense          7,024      5,453    13,399    10,741
         Net interest income            12,560     11,611    24,933    23,372
Provision for loan losses                  726        903     1,372     1,540
         Net interest income after
           provision for loan losses    11,834     10,708    23,561    21,832
Noninterest income:
  Service charges on deposit accounts    1,648      1,654     2,996     3,175
  Loan origination fees                    936        899     1,638     1,477
  Other service charges and fees           762        687     1,610     1,257
  Other income                             529        674     1,805     1,203
         Total noninterest income        3,875      3,914     8,049     7,112
Noninterest expense:
  Salaries and employee benefits      $  4,952      4,750     9,775     9,601
  Occupancy and equipment expense, net   1,419      1,529     2,937     2,970
  Cardholder/merchant processing           207        159       398       320
  Supplies expense                         233        193       441       420
  Telephone expense                        168        218       358       410
  Amortization of core deposit
    intangibles                            306        347       612       694
  Other expenses                         2,190      2,059     4,417     3,871
         Total noninterest expense       9,475      9,255    18,938    18,286
Income before income tax expense         6,234      5,367    12,672    10,658
Income tax expense                       2,190      1,941     4,610     3,822
         Net income                   $  4,044      3,426     8,062     6,836

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)

                                           Quarter Ended     Six Months Ended
                                              June 30             June 30
                                          2005       2004      2005      2004
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities        661     (2,453)     (627)   (1,815)
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                         -          -         -         -
    Other comprehensive income             661     (2,453)     (627)   (1,815)

          Comprehensive income        $  4,705        973     7,435     5,021


          Basic earnings per share    $   0.56       0.47      1.11      0.94
          Diluted earnings per share  $   0.55       0.47      1.10      0.93
          Dividends declared per
            share                     $   0.19       0.18      0.38      0.36
          Average number basic
            shares outstanding       7,279,164  7,244,730 7,277,102 7,236,700
          Average number diluted
            shares outstanding       7,332,857  7,323,474 7,332,659 7,312,966


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2005 and 2004
In Thousands
(Unaudited)
                                                               2005     2004
Cash flows from operating activities:
      Net income                                           $  8,062    6,836
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,372    1,540
            Depreciation and amortization of bank
                  premises and equipment                      1,270    1,332
            Amortization of core deposit intangibles            612      694
            ESOP compensation                                    30      121
            Stock awards compensation                           100      135
            Amortization of premiums and accretion
                  of discounts, net                             258      462
            Net gain on sale of fixed assets and
                  other real estate                            (800)     (14)
            Net increase in mortgage loans held
                  for sale                                   (6,900)  (5,006)
            Decrease (increase) in other assets                 (80)     273
            Increase (decrease) in other liabilities          1,376     (252)
                  Net cash provided by operating
                        activities                            5,300    6,121

Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                            676      127
      Proceeds from calls and maturities of
            securities available-for-sale                    11,947   33,014
      Proceeds from calls and maturities of
            securities held-to-maturity                         855    1,816
      Purchase of securities available-for-sale             (14,886) (35,795)
      Net increase in loans                                 (40,102) (58,126)
      Proceeds from sale of fixed assets and
            other real estate owned                           1,661    1,404
      Recoveries on loans previously charged off                137      168
      Bank premises and equipment expenditures               (2,665)  (2,057)
                  Net cash used in investing
                        activities                          (42,377) (59,449)

Cash flows from financing activities:
      Net increase in demand and savings deposits            43,154   19,927
      Net increase (decrease) in time deposits and
            certificates of deposit                          (1,406)  54,436
      Net decrease in FHLB advances                          (2,373) (21,656)
      Net increase (decrease) in other borrowings             2,506   (3,114)
      Principal payments on ESOP debt                           100      145
      Stock options exercised                                    54      337
      Dividends paid                                         (2,768)  (2,867)
                  Net cash provided by financing
                        activities                           39,267   47,208
Net increase (decrease) in cash and cash equivalents          2,190   (6,120)
Cash and cash equivalents at beginning of period             37,786   38,038
Cash and cash equivalents at end of period                 $ 39,976   31,918

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2005 and 2004
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of June 30, 2005; the consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.

      The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in FNB's
      2004 annual report to shareholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2004 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

(3)   Stock Options

      FNB has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. Because the exercise price of FNB's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of optioned shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the options to be exercised and an increase in the potential dilutive effect on earnings per share due to the increased probability that these options will be exercised.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and six month periods ended June 30, 2005 and 2004 are estimated to be as follows:

                                             Quarter Ended    Six Months Ended
                                               June 30,          June 30,
                                            2005      2004     2005      2004
      Net Income, as reported           $  4,044     3,426    8,062     6,836

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                          34        55       65        87

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                   64        91      127       151

      Net Income, on a pro forma basis  $  4,014     3,390    8,000     6,773

      Basic earnings per share -
                           As reported     $0.56      0.47     1.11      0.94
                           Pro forma        0.55      0.47     1.10      0.94

      Diluted earnings per share -
                           As reported     $0.55      0.47     1.10      0.93
                           Pro forma        0.55      0.46     1.09      0.93

(4)   Allowance for Loan Losses and Impaired Loans

      A loan is considered impaired when, based on management's judgment, FNB will probably not be able to collect all amounts due according to the contractual terms of the loan. In making such assessment, management considers the individual strength of borrowers, the strength of particular industries, the payment history of individual loans, the value and marketability of collateral and general economic conditions. FNB's methodology for evaluating the collectibility of a loan after it is deemed to be impaired does not differ from the methodology used for nonimpaired loans.

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Six Months Ended
                                           June 30,           June 30,
                                          2005    2004       2005    2004
      Balance at beginning of period  $ 13,603  12,413     13,165  12,002
      Provisions for loan losses           726     903      1,372   1,540
      Loan recoveries                       91      76        137     168
      Loan charge-offs                    (238)   (802)      (492) (1,120)

      Balance at end of period        $ 14,182  12,590     14,182  12,590

      Nonperforming assets consist of the following:

                                           June 30      December 31,
                                             2005           2004
      Nonaccrual loans                   $  5,265          3,534
      Other real estate owned               1,221          1,269
      Loans past due over 90 days             924            747
        Total nonperforming assets       $  7,410          5,550

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2005.


(5)   Debt

      Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2005 and December 31, 2004 were collateralized by investment securities controlled by FNB with a book value of $5,628 and $7,060, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $84,007 and $86,380 on June 30, 2005 and December 31, 2004, respectively. The interest rates on the advances as of June 30, 2005 range from 2.46% to 7.26% with a weighted average rate of 4.56% and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans for 1-4 properties.

      In 2001, FNB participated in a pool of subordinated debt securities issued by FNB and other financial institutions to a trust in a method generally referred to as trust preferred financing.

      FNB borrowed $15,464 that matures on December 18, 2031. Interest is payable quarterly at the three month LIBOR rate plus 3.60%. The rate may not exceed 12.5% prior to December 18, 2006, and the borrowing may be repaid on or after this date without penalty. In 2003, FNB borrowed $12,372 that matures on June 26, 2033. Interest is payable quarterly at the three month LIBOR rate plus 3.10%. The rate may not exceed 11.75% prior to June 26, 2008, and the borrowing may be repaid on or after this date without penalty. The weighted cost of trust preferred financing was 6.83% at June 30, 2005.

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

FNB has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. FNB's assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known. For additional discussion concerning FNB's allowance for loan losses, see Note 1(f), "Allowance for Loan Losses" of the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FNB's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions.
To account for mergers and acquisitions FNB follows Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning FNB's valuation of intangible assets and merger/acquisition activities, see Note 16, "Goodwill and Other Intangibles," and Note 23, "Mergers and Acquisitions" of the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

Net income for the first six months of 2005 was $8,062, up 17.9% over the $6,836 reported in the first six months of 2004. This increase was due to higher net interest income due principally to loan growth of 8.2%; earnings improvement in fee lines of business such as insurance, secondary market mortgage and investment sales; expense savings from the closing of the Hilton Head office in November 2004 and net favorable non-recurring items amounting to $279 (after tax) due primarily to a gain from an exchange of real estate.

Nonperforming assets increased $3,016 since March 31, 2005 due primarily to two loans. These loans are well secured and no material losses are expected. The net charge-off ratio for the first half of 2005 was .06% and is well below that of our peers. This compares to .18% for the first half of 2004.

The net interest margin improved from 3.85% in the first half of 2004 to 3.90% in the first half of 2005. This was due principally to higher loan volume. Management believes continued improvements in the margin will be a challenge because of rising deposit costs. The margin was flat at 3.90% from the first quarter 2005 to the second quarter 2005.

FNB continues to implement many initiatives that management expects to have a positive impact on performance going forward. These include promoting the FNB brand in a consistent manner throughout all the markets FNB serves, utilizing a customer relationship management system to promote growth of products to existing customers, enhancing online banking, expanding the private banking line of business and identifying and positioning branches in locations that are convenient to existing and prospective clients. Private banking is well on its way to meeting sales goals.

Net Income

Net income for the second quarter of 2005 was $4,044 compared to $3,426 in the same quarter last year for an increase of $618 or 18.0%. This increase was primarily due to higher net interest income and $100 in non-recurring items primarily due to the recovery of a prior year deposit loss recorded in the first quarter 2005. Basic earnings per share for the quarter increased 19.1%, from $.47 in the second quarter 2004 to $.56 in the second quarter 2005.

Year-to-date June 30, 2005 net income was $8,062 compared to $6,836 for the same period last year for an increase of $1,226 or 17.9%. Basic earnings per share were up $.17 or 18.1%, from $.94 last year to $1.11 this year for the same period. Earnings were up due to higher net interest income, higher net income from fee lines of businesses, expense savings from the closing of the Hilton Head office in November 2004 and net favorable non-recurring items amounting to $279. These non-recurring items include a gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County ($524 after tax), partially offset by a deferred tax adjustment ($163) and non-recurring expense adjustments ($82 after tax).

Net Interest Income

Net interest income currently provides approximately 78% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 8.2% or $949, from $11,611 for the three months ending June 30, 2004 compared to $12,560 for the three months ending June 30, 2005. The net interest margin increased from 3.78% to 3.90% for the same period.

Net interest income for the quarter ended June 30, 2005 was up $516 due to growth in loans and deposits. Average quarterly loan balances grew 7.6% and average quarterly deposit balances grew 4.7%. The remainder of the improvement in net interest income was primarily due to interest rate increases by the Federal Reserve during the past year. Variable-rate loans re-price upward when rates are increased, resulting in higher interest income. Deposit costs tend to increase also, but on a delayed basis.

Year-to-date June 30, 2005 net interest income was $24,933 compared to $23,372 for the same period last year for an increase of $1,561 or 6.7%. The net interest margin was up from 3.85% in the first half of 2004 to 3.90% for the first half of 2005.

Net interest income was up on a year-to-date basis primarily due to growth in loans and deposits. Year-to-date June 30, 2005 average loan balances grew 8.4% and year-to-date average deposit balances grew 5.8% from the same period last year. The net interest margin was up primarily because higher yielding loan balances increased from 83.7% of earning assets to 86.4% of earning assets and lower-yielding investment balances declined accordingly.

FNB benefited slightly from interest rate increases on a year-to-date basis, but much of the benefit from the re-pricing of loans was offset by higher deposit costs. The net interest margin was flat from the first quarter of 2005 to the second quarter of 2005. Improvement in the margin will be a challenge because rising interest rates have significantly impacted shorter maturities where FNB has large blocks of certificate of deposit/IRA balances.

Provision for Loan Losses

The provision for loan losses for the second quarter 2005 was $726 compared to $903 in the second quarter of 2004, and $1,372 for the six months ended June 30, 2005 compared to $1,540 for the same period last year. The provision was lower due in part to lower net charge-offs, but the lower net charge-offs were offset by an increase in the loan loss reserve from 1.19% at June 30, 2004 to 1.24% at June 30, 2005. The allowance percentage increased due to some credit downgrades.

Net charge-offs and net charge-offs to average year-to-date loans were $355 and .06% through the first half of 2005 compared to $952 and .18% through the first half of 2004.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, secondary market mortgage revenue, trust fees and fees from investment products, other service charges, sundry income and net securities gains (losses), decreased by $39, from $3,914 in the second quarter 2004 to $3,875 in the second quarter 2005. FNB realized increases in secondary market mortgage revenue, merchant revenue and income from sales of investment products; however, these increases were not enough to offset the receipt in May 2004 of a prepayment penalty of $179.

Year-to-date June 30, 2005 noninterest income increased $937, from $7,112 in 2004 to $8,049 in 2005. This was due primarily to an $807 pre-tax gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County. The remainder was due to higher secondary market mortgage revenue, merchant revenue and higher income from the sale of investment products. These increases were offset in part by the prepayment penalty received in May 2004 discussed above and lower service charge revenue.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses was up $220 or 2.4%, from $9,255 in the second quarter 2004 to $9,475 in the second quarter 2005. This increase was due primarily to merit increases in salaries, higher marketing/advertising expenditures due to special promotions and projects in the second quarter 2005 and expansion in the private banking and securities division line of businesses. These increases were offset in part by non-recurring recoveries of $100 discussed under net income above and expense savings from the closing of the Hilton Head office in November 2004.

Year-to-date June 30, 2005 noninterest expense was $18,938, up $652 or 3.6% over noninterest expense of $18,286 for the same period in 2004. Noninterest expense was up due to merit increases in salaries, nonrecurring adjustments amounting to $127 ($82 after-tax) discussed under net income above, the expansion of private banking and securities division line of businesses, higher miscellaneous losses/charge-offs (higher losses on overdraft protection, fraudulent checks, other miscellaneous), higher franchise taxes and higher consulting fees. These increases were offset in part by savings from the closing of the Hilton Head office and savings from the elimination of service bureau expenses by the conversion of a recently acquired bank to FNB's in-house data processing system.

Income Taxes

Income tax expense as a percentage of pre-tax income was 36.4% through June 30, 2005 compared to 35.9% through the same period of the prior year. The increase in the effective tax rate was primarily due to a deferred tax adjustment amounting to $163 (discussed under net income above) and the decline of nontaxable interest on investment securities, partially offset by lower state income taxes resulting from the conversion of an affiliate from a savings and loan to a bank in December 2004. A bank in Virginia pays a franchise tax instead of state income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. FNB has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of FNB grew 3.5% or $48,275, from $1,396,116 at December 31, 2004 to $1,444,391 at June 30, 2005. This growth occurred primarily in loan categories and was funded principally by growth in deposits.

Loan balances grew $39,183 or 3.6%, from $1,103,470 at December 31, 2004 to $1,142,653 at June 30, 2005. The largest growth occurred in the commercial and real estate construction loan categories. Commercial loans grew $21,104 or 23.0% and real estate construction loans grew $25,003 or 17.6%.

Mortgage loans held for sale balances increased from $10,905 at December 31, 2004 to $17,805 at June 30, 2005, for an increase of $6,900 due to an upswing in secondary market mortgage volume since the end of 2004.

Total deposits grew 3.7% or $41,748, from $1,124,267 at December 31, 2004 to $1,166,015 at June 30, 2005. This growth occurred in the lower cost noninterest and interest-bearing demand and savings deposit categories. This growth was due to seasonal increases in municipal deposits, an increase in brokered deposits, and the return to FNB's balance sheet of commercial deposits that had been maintained at a brokerage firm.

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

In the first half of 2005, liquidity improved as the net cash flow from operations of $5,300 plus net cash flow provided from financing activities of $39,267 (primarily from deposit growth) exceeded the growth in loans, resulting in a net addition of liquid funds in the form of cash and equivalents and securities of $3,598. The loan to deposit ratio dropped from 98.2% at December 31, 2004 to 98.0% at June 30, 2005.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Even though FNB's loan to deposit ratio is above that of its peers, FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the Federal Home Loan Bank and Federal Funds lines (at June 30, 2005, these sources would provide $244 million of additional borrowing capacity), other external sources amounting to $10 million, which could be increased to $70 million through approval of the asset/liability committee and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $5,018 from December 31, 2004 to June 30, 2005, primarily due to earnings of $8,062 which were partially offset by cash dividends paid of $2,768.

Nonperforming Assets

Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans were $5,550 at December 31, 2004, $4,394 at March 31, 2005 and $7,410 at June 30,
2005. Expressed as a percent of loans net of unearned income plus other real estate, these balances were .50%, .40% and .65% respectively for these periods. The increase in nonperforming assets of $3,011 from March 31, 2005 to June 30, 2005 was primarily due to two loans. These loans are well secured, and no material losses are expected.

Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to FNB beyond those previously described in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB since December 31, 2004. For information regarding FNB's market risk, refer to FNB's Annual Report on Form 10-K for the year ended December 31, 2004.


Item 4.     CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of FNB Corporation was held at The Event Centre, 1655 Roanoke Street, Christiansburg, Virginia, on May 10, 2005, at 2:00 p.m. The shareholders voted on two items, with results as indicated:

               (1) To elect four Class III Directors to serve until the 2008 Annual Meeting of Shareholders:

                                 No. of Shares    No. of Shares
            Director             Voted For        Withheld

            Class III:
            Glen C. Combs           5,924,750         124,035
            Douglas Covington       5,675,947         372,838
            F. Courtney Hoge        5,926,752         122,033
            Raymond D. Smoot, Jr.   5,920,493         128,293


               (2) To ratify the selection by the Audit Committee of the Board of Directors of Brown Edwards & Company, L.L.P., independent certified public accountants, as auditors of FNB for 2005:


                                                                Number of
               No. of Shares    No. of Shares    Number of      Broker
               Voted For        Voted Against    Abstentions    Non-Votes

                  5,941,113         106,583          1,090            -

            The following Class I Directors are continuing to serve until the 2006 Annual Meeting of Shareholders:

            Hugh H. Bond
            Beverley E. Dalton
            Daniel D. Hamrick
            William P. Heath, Jr.

            The following Class II Directors are continuing to serve until the 2007 Annual Meeting of Shareholders:

            Kendall O. Clay
            Harold K. Neal
            Charles W. Steger
            Jon T. Wyatt

            No other matters were voted on at the Annual Meeting.

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS

            See index to exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  August 3, 2005          s/William P. Heath, Jr.
                              William P. Heath, Jr.
                              President & Chief Executive Officer
                              (principal executive officer)


Date  August 3, 2005          s/Daniel A. Becker
                              Daniel A. Becker
                              Executive Vice President &
                                Chief Financial Officer
                              (principal financial and accounting
                               officer)

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