Form 10-Q
period 2005-09-30
FNB CORP \VA\
filed 2005-11-02
CIK 1010961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                      or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes X      No

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).      Yes        No X


7,322,308 shares of common stock, par value $5 per share, outstanding as of October 20, 2005

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            September 30, 2005                                               3

            Consolidated Balance Sheet as of December 31, 2004               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and nine-month
            periods ended September 30, 2005 and 2004                      5-6

            Unaudited Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2005 and 2004           7-8

            Notes to Consolidated Financial Statements                    9-12

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13-19

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     20

  Item 4.   Controls and Procedures                                         20

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               21

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     21

  Item 3.   Defaults Upon Senior Securities                                 21

  Item 4.   Submission of Matters to a Vote of Security Holders             21

  Item 5.   Other Information                                               21

  Item 6.   Exhibits                                                        21

            Signatures                                                      22

            Index to Exhibits                                            23-24

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2005
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   39,737
Federal funds sold                                                  4,200
Cash and cash equivalents                                          43,937
Securities available-for-sale, at fair value                      151,424
Securities held-to-maturity, at amortized cost (fair
  value approximated $2,656)                                        2,616
Other investments at cost                                           9,603
Mortgage loans held for sale                                       15,983
Loans, net of unearned income                                   1,147,332
Less allowance for loan losses                                     14,388
            Loans, net                                          1,132,944
Bank premises and equipment, net                                   24,584
Other real estate owned                                               797
Goodwill                                                           44,474
Core deposit intangibles                                            4,365
Other assets                                                       26,926
            Total assets                                      $ 1,457,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   160,852
      Interest-bearing demand and savings deposits                416,115
      Time deposits                                               453,227
      Certificates of deposit of $100,000 and over                163,102
            Total deposits                                      1,193,296
FHLB advances                                                      69,301
Trust preferred                                                    27,836
Other borrowings                                                    1,829
Other liabilities                                                   6,991
            Total liabilities                                   1,299,253
Stockholders' equity:
      Common stock, $5.00 par value, Authorized 25,000,000
      shares; issued and outstanding 7,312,187 shares              36,561
      Surplus                                                      83,412
      Retained earnings                                            38,529
      Accumulated other comprehensive income (loss)                  (102)
            Total stockholders' equity                            158,400
            Total liabilities and stockholders' equity        $ 1,457,653



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

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Quarter and Nine Months Ended September 30, 2005 and 2004
In Thousands, Except Share and Per Share Data
(Unaudited)
                                           Quarter Ended     Nine Months Ended
                                            September 30        September 30
                                          2005       2004      2005      2004
Interest income:
  Interest and fees on loans          $ 18,671     15,658    52,905    45,548
  Interest on securities:
    Taxable                              1,783      1,927     5,246     5,505
    Nontaxable                             108        172       343       554
  Interest on federal funds sold and
    short term investments                 268        166       668       429
         Total interest income          20,830     17,923    59,162    52,036
Interest expense:
  Interest on deposits                   6,447      4,771    17,313    13,434
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                19         32        71        65
  Interest on long term debt             1,261      1,019     3,742     3,064
         Total interest expense          7,727      5,822    21,126    16,563
         Net interest income            13,103     12,101    38,036    35,473
Provision for loan losses                  466        753     1,838     2,293
         Net interest income after
           provision for loan losses    12,637     11,348    36,198    33,180
Noninterest income:
  Service charges on deposit accounts    1,685      1,521     4,681     4,696
  Loan origination fees                  1,114        761     2,752     2,238
  Other service charges and fees           781        643     2,391     1,900
  Other income                             611        636     2,416     1,839
  Securities gains (losses), net             -          9         -         9
         Total noninterest income        4,191      3,570    12,240    10,682
Noninterest expense:
  Salaries and employee benefits      $  4,996      4,747    14,771    14,348
  Occupancy and equipment expense, net   1,441      1,438     4,378     4,408
  Cardholder/merchant processing           203        222       601       542
  Supplies expense                         230        204       671       624
  Telephone expense                        173        199       531       609
  Amortization of core deposit
    intangibles                            307        346       919     1,040
  Other expenses                         2,285      1,958     6,702     5,829
         Total noninterest expense       9,635      9,114    28,573    27,400
Income before income tax expense         7,193      5,804    19,865    16,462
Income tax expense                       2,313      2,097     6,923     5,919
         Net income                   $  4,880      3,707    12,942    10,543

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)

                                           Quarter Ended     Nine Months Ended
                                            September 30        September 30
                                          2005       2004      2005      2004
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities       (428)     1,629    (1,055)     (186)
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                         -         (9)        -        (9)
    Other comprehensive income            (428)     1,620    (1,055)     (195)

          Comprehensive income        $  4,452      5,327    11,887    10,348


          Basic earnings per share    $   0.67       0.51      1.78      1.46
          Diluted earnings per share  $   0.66       0.51      1.76      1.44
          Dividends declared per
            share                     $   0.20       0.19      0.58      0.55
          Average number basic
            shares outstanding       7,305,281  7,263,405 7,286,598 7,245,667
          Average number diluted
            shares outstanding       7,364,876  7,322,942 7,343,516 7,316,316


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2005 and 2004
In Thousands
(Unaudited)
                                                               2005     2004
Cash flows from operating activities:
      Net income                                           $ 12,942   10,543
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,838    2,293
            Depreciation and amortization of bank
                  premises and equipment                      1,909    2,015
            Amortization of core deposit intangibles            919    1,040
            ESOP compensation                                    45      178
            Stock awards compensation                           171      193
            Amortization of premiums and accretion
                  of discounts, net                             378      632
            Gain on sale of securities, net                       -       (9)
            Net gain on sale of fixed assets and
                  other real estate                            (798)     (71)
            Net increase in mortgage loans held
                  for sale                                   (5,078)  (6,048)
            Decrease (increase) in other assets                 909     (601)
            Increase (decrease) in other liabilities            834     (584)
                  Net cash provided by operating
                        activities                           14,069    9,581

Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                            676    9,676
      Proceeds from calls and maturities of
            securities available-for-sale                    19,682   47,645
      Proceeds from calls and maturities of
            securities held-to-maturity                       1,315    3,342
      Purchase of securities available-for-sale             (30,584)       -
      Purchase of securities held-to-maturity                     -  (35,795)
      Net increase in loans                                 (45,203) (89,178)
      Proceeds from sale of fixed assets and
            other real estate owned                           2,091    2,220
      Recoveries on loans previously charged off                299      382
      Bank premises and equipment expenditures               (2,911)  (2,399)
                  Net cash used in investing
                        activities                          (54,635) (64,107)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2005 and 2004
In Thousands
(Unaudited)
                                                               2005     2004
Cash flows from financing activities:
      Net increase in demand and savings deposits            52,016    7,220
      Net increase in time deposits and
            certificates of deposit                          17,013   61,058
      Net decrease in FHLB advances                         (17,079)  (5,461)
      Net decrease in other borrowings                       (1,496)  (2,049)
      Principal payments on ESOP debt                           100      245
      Stock options exercised                                   394      417
      Dividends paid                                         (4,231)  (4,249)
                  Net cash provided by financing
                        activities                           46,717   57,181
Net increase in cash and cash equivalents                     6,151    2,655
Cash and cash equivalents at beginning of period             37,786   38,038
Cash and cash equivalents at end of period                 $ 43,937   40,693

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2005 and 2004
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of September 30, 2005; the consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.

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

(3)   Stock Options

      FNB has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. Because the exercise price of FNB's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of optioned shares on earnings per share relates to the dilutive effect of the shares underlying options outstanding. To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the options to be exercised and an increase in the potential dilutive effect on earnings per share due to the increased probability that these options will be exercised.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and nine month periods ended September 30, 2005 and 2004 are estimated to be as follows:

                                            Quarter Ended    Nine Months Ended
                                             September 30,      September 30,
                                            2005      2004     2005      2004
      Net Income, as reported           $  4,880     3,707   12,942    10,543

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                          46        38      111       125

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                   74        68      201       219

      Net Income, on a pro forma basis  $  4,852     3,677   12,852    10,450

      Basic earnings per share -
                           As reported     $0.67      0.51     1.78      1.46
                           Pro forma        0.66      0.51     1.76      1.44

      Diluted earnings per share -
                           As reported     $0.66      0.51     1.76      1.44
                           Pro forma        0.66      0.50     1.75      1.43

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Quarter Ended     Nine Months Ended
                                         September 30,       September 30,
                                          2005    2004       2005    2004
      Balance at beginning of period  $ 14,182  12,590     13,165  12,002
      Provisions for loan losses           466     753      1,838   2,293
      Loan recoveries                      162     214        299     382
      Loan charge-offs                    (422)   (526)      (914) (1,646)

      Balance at end of period        $ 14,388  13,031     14,388  13,031

      Nonperforming assets consist of the following:

                                         September 30,  December 31,
                                             2005           2004
      Nonaccrual loans                   $  5,359          3,534
      Other real estate owned                 797          1,269
      Loans past due over 90 days           1,051            747
        Total nonperforming assets       $  7,207          5,550

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2005.


(5)   Debt

      Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2005 and December 31, 2004 were collateralized by investment securities controlled by FNB with a book value of $5,391 and $7,060, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $69,301 and $86,380 on September 30, 2005 and December 31, 2004, respectively. The interest rates on the advances as of September 30, 2005 range from 2.46% to 7.26% with a weighted average rate of 4.88% and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans for 1-4 properties.

      In 2001 and 2003, FNB participated in a pool of subordinated debt securities issued by FNB and other financial institutions in a method generally referred to as trust preferred financing. FNB's subsidiary business trust, FNB (VA) Statutory Trust I, issued $15,464 face amount of trust preferred securities which qualify as Tier 1 capital of FNB. The trust preferred securities are callable at any time after five years from the issue date and are guaranteed by FNB on a subordinated basis. The trust preferred securities are presented in FNB's consolidated balance sheets under the caption "Trust preferred." FNB records distributions payable on the trust preferred securities as an interest expense in its consolidated statements of income and comprehensive income. The cost of issuance of the trust preferred securities was approximately $450. This cost is being amortized over a thirty year period from the issue date. The trust preferred securities pay interest at a rate of 3 month LIBOR plus 3.60% subject to quarterly interest rate adjustments. The interest rate was 7.49% on September 30, 2005 and 6.11% on December 31, 2004. FNB's subsidiary business trust, FNB (VA) Statutory Trust II, issued $12,372 face amount of trust preferred securities which qualify as Tier 1 capital of FNB. The trust preferred securities are callable at any time after five years from the issue date and are guaranteed by FNB on a subordinated basis. The trust preferred securities are presented in FNB's consolidated balance sheets under the caption "Trust preferred." FNB records distributions payable on the trust preferred securities as interest expense in its consolidated statements of income and comprehensive income. The cost of issuance of the trust preferred securities was approximately $350. This cost is being amortized over a thirty year period from the issue date. The trust preferred securities pay interst at a rate of 3 month LIBOR plus 3.10% subject to quarterly interest rate adjustments. The interest rate was 7.06% on September 30, 2005 and 5.65% on December 31, 2004. The weighted cost of trust preferred financing was 7.30% at September 30, 2005.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB Corporation, a bank holding company, and its wholly owned subsidiaries (collectively "FNB"). This discussion should be read in connection with the consolidated financial statements and other financial information presented herein. All amounts presented are denoted in thousands except per share data, percentages or as otherwise specified.

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

Overview

FNB is a multi-bank holding company with over $1.4 billion in assets, operating 26 full-service branches and 50 automated teller machines in a market reaching approximately 150 contiguous miles in Virginia, from Wythe County in the west to Bedford County eastward. FNB provides a full array of products and services to include basic banking, trust, investment products, insurance and mortgage. A balanced product line serves our customers well and provides for more stable earnings over varying economic cycles.

FNB reported record earnings for each of the first three quarters of 2005. Net income was up 22.8% for the nine months ended September 30, 2005 over the same period in 2004. This was due primarily to growth in basic banking loan and deposit products as well as improvement in earnings from other lines of business.

Net interest income and margin improved over the same period due to growth in loans and increases in the prime rate, which provided an immediate benefit because many loans were priced/indexed to the prime rate.

FNB continues to implement many initiatives that management expects to have a positive impact on performance going forward. This includes a branding initiative to promote FNB in a consistent manner throughout all the markets FNB serves; a customer relationship management system implemented this year which has been very successful in generating referrals and sales; the identification of several potential branch sites in order to expand by providing more locations to existing and prospective customers; and the April 2005 expansion of private banking, which is already exceeding its sales goals.

Net Income

Net income for the third quarter of 2005 was $4,880 compared to $3,707 in the third quarter of last year for an increase of $1,173 or 31.6%. This increase was due to higher net interest income, a lower provision for loan losses, higher noninterest income and a $214 favorable tax adjustment related to the amortization of core deposit intangibles. Basic earnings per share for the quarter increased 31.4%, from $.51 in the third quarter 2004 to $.67 in the third quarter 2005.

Year-to-date September 30, 2005 net income was $12,942 compared to $10,543 for the same period last year for an increase of $2,399 or 22.8%. Basic earnings per share were up $.32 or 21.9%, from $1.46 last year to $1.78 this year for the same period. Earnings were up due to higher net interest income, a lower provision for loan losses, higher net income from fee lines of businesses, expense savings from the closing of the Hilton Head office in November 2004 and a gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County ($524 after tax).

Net Interest Income

Net interest income currently provides approximately 77% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 8.3% or $1,002 from $12,101 for the three months ended September 30, 2004 to $13,103 for the three months ended September 30, 2005. The net interest margin increased from 3.85% to 3.95% for the same period.

Net interest income for the quarter ended September 30, 2005 was up $613 due to growth in loans and deposits. Average quarterly loan balances grew 6.9% and average quarterly deposit balances grew 5.2%. The remainder of the improvement in net interest income was primarily due to favorable shifts in the product mix on the balance sheet, with higher yielding loans comprising a larger percentage of earning assets (as opposed to lower-yielding investments) and lower-cost transaction account balances comprising a larger percentage of deposits (as opposed to higher-cost certificates of deposit/IRA balances). In addition, rate increases by the Federal Reserve contributed to higher net interest income. Variable-rate loans re-price upward when rates are increased, resulting in higher interest income. Deposit costs tend to increase also, but on a delayed basis. Both the favorable change in product mix and higher interest rates contributed to the higher net interest margin.

Year-to-date September 30, 2005 net interest income before provision for loan losses was $38,036 compared to $35,473 for the same period last year for an increase of $2,563 or 7.2%. The net interest margin was up from 3.85% for the first nine months of 2004 to 3.91% for the first nine months of 2005.

Net interest income was up on a year-to-date basis primarily due to growth in loans and deposits. Year-to-date September 30, 2005 average loan balances grew 7.8% and year-to-date average deposit balances grew 5.6% from the same period last year. As discussed above, FNB also benefited from the rise in rates on a year-to-date basis and from higher-yielding loans comprising a larger percentage of earning assets-86.3% for year-to-date September 30, 2005 compared to 84.0% for year-to-date September 30, 2004.

Provision for Loan Losses

The provision for loan losses for the third quarter 2005 was $466 compared to $753 in the third quarter of 2004, and $1,838 for the nine months ended September 30, 2005 compared to $2,293 for the same period last year. The provision was lower primarily due to lower loan growth and lower net charge-offs. The loan loss reserve was 1.25% of total loans, net of unearned income at September 30, 2005 compared to 1.20% at September 30, 2004.

Net charge-offs and net charge-offs to average year-to-date loans were $615 and .07% through the first nine months of 2005 compared to $1,264 and .16% through the first nine months of 2004.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, secondary market mortgage revenue, trust fees and fees from investment products, other service charges, sundry income and net securities gains (losses), increased by $621, from $3,570 in the third quarter 2004 to $4,191 in the third quarter 2005. This was due to increases in secondary market mortgage revenue ($353), higher service charges ($164),and higher income from trust/investment products ($62). Secondary market mortgage volume increased 63.0% in the third quarter 2005 over third quarter 2004.

Year-to-date September 30, 2005 noninterest income increased $1,558, from $10,682 in 2004 to $12,240 in 2005. This was due to an $807 pre-tax gain from an exchange of real estate related to the relocation of the Forest branch in Bedford County, higher secondary market mortgage revenue ($514), higher debit card income ($157) and higher income from trust/sales of investment products ($305). Secondary market mortgage volume increased 35.8% in the first nine months of 2005 over the first nine months of 2004.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses was up $521 or 5.7%, from $9,114 in the third quarter 2004 to $9,635 in the third quarter 2005. This increase was due primarily to merit increases in salaries, higher expenses in the secondary mortgage market line of business due to volume, expansion in the private banking line of business and higher losses relating to overdraft protection due to higher volume.
These increases were offset in part by expense savings from the closing of the Hilton Head office in November 2004.

Year-to-date September 30, 2005 noninterest expense was $28,573,up $1,173 or 4.3% over noninterest expense of $27,400 for the same period in 2004. Noninterest expense was up due to merit increases in salaries, the expansion of private banking and securities division lines of business, higher miscellaneous losses/charge-offs (higher losses on overdraft protection, fraudulent checks, other miscellaneous) and higher franchise taxes due to the conversion of an affiliate from a savings and loan to a bank in December 2004. A bank in Virginia pays a franchise tax instead of state income taxes. These increases were offset in part by savings from the closing of the Hilton Head office.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.9% through September 30, 2005 compared to 36.0% through the same period of the prior year. The increase in the effective tax rate was primarily due to lower state income taxes resulting from the conversion of an affiliate from a savings and loan to a bank in December 2004. A bank in Virginia pays a franchise tax instead of state income taxes.

Decisions as to which securities to purchase are based on taxable equivalent yields for specific terms. FNB has increased its investments in certain taxable securities, which had higher yields than nontaxable securities when measured on a taxable equivalent basis.

Balance Sheet

Total assets of FNB grew 4.4% or $61,537, from $1,396,116 at December 31, 2004 to $1,457,653 at September 30, 2005. This growth occurred primarily in loans, mortgage loans held for sale, securities and federal funds sold, and was funded by growth in deposits.

Cash and cash equivalent balances were up $6,151 due primarily to an increase in federal funds sold balances of $4,200. Daily fluctuations in balances brought about by the excess of funds provided primarily through deposit growth over funds used primarily for loans are placed in a temporary investment called "Federal funds sold". These funds are moved within a few days either to a more permanent higher-yielding earning asset category or to pay down borrowings.

Loan balances grew $43,862 or 4.0%, from $1,103,470 at December 31, 2004 to $1,147,332 at September 30, 2005. The largest growth occurred in the real estate construction ($47,798) and consumer loan ($15,843) categories. Consumer loan growth occurred primarily in the equity line product. Declines occurred in the real estate commercial ($19,292) and real estate mortgage ($9,105) categories.

Mortgage loans held for sale balances increased from $10,905 at December 31, 2004 to $15,983 at September 30, 2005, for an increase of $5,078 due to an upswing in secondary market mortgage volume since the end of 2004.

Goodwill increased by $1,850 due to a deferred tax adjustment relating to core deposit intangibles.

Total deposits grew 6.1% or $69,029, from $1,124,267 at December 31, 2004 to $1,193,296 at September 30, 2005. This growth occurred primarily in the lower cost noninterest and interest-bearing demand and savings deposit categories. This growth was partially due to a successful new savings product (approximately $26,000), an increase in brokered deposits (approximately $7,000) and the return to FNB's balance sheet of commercial deposits that had been maintained at a brokerage firm (approximately $12,000). These increases were offset in part by a seasonal decline in municipal deposits (approximately $13,000).

FHLB (Federal Home Loan Bank) advances declined $17,079. This higher-cost source of funds (compared to most deposits) was paid down with funds obtained from the strong growth in deposits.

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

In the first nine months of 2005, liquidity improved as the net cash flow from operations of $14,069 plus net cash flow provided from financing activities of $46,717 (primarily from deposit growth) exceeded the growth in loans, resulting in a net addition of liquid funds in the form of cash and equivalents and securities of $15,062. The loan to deposit ratio dropped from 98.2% at December 31, 2004 to 96.1% at September 30, 2005.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Even though FNB's loan to deposit ratio is above that of its peers, FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the Federal Home Loan Bank and Federal Funds lines (at September 30, 2005, these sources would provide $256 million of additional borrowing capacity), other external sources amounting to $10 million, which could be increased to $70 million through approval of the asset/liability committee, and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $8,399 from December 31, 2004 to September 30, 2005, primarily due to earnings of $12,942 which were partially offset by cash dividends paid of $4,231.

Nonperforming Assets

Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, other real estate and nonaccrual loans were $5,550 at December 31, 2004, $7,410 at June 30, 2005 and $7,207 at September
30, 2005. Expressed as a percent of loans net of unearned income plus other real estate, these balances were .50%, .65% and .63% respectively for these periods. The increase in nonperforming assets from December 31, 2004 to June 30, 2005 was primarily due to two loans. These two loans are still included in nonperforming assets at September 30, 2005. These loans are well secured and no material losses are expected.

Contractual Obligations

As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of September 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2004.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on FNB's results of operations at the present time. FNB will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123R will approximate $120,000 in 2006. This estimate applies only to options issued through September 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after September 30, 2005 would increase compensation expense above this estimate for 2006.

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

Part II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On July 28, 2005, the Board of Directors authorized FNB to repurchase up to 400,000 shares (approximately 5.5%) of its outstanding common stock from time to time through open market or privately negotiated transactions, at the discretion of management. FNB will finance the repurchases with available working capital. The repurchase program is dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased. In connection with authorizing this repurchase plan, FNB rescinded a previous share repurchase plan that was announced on April 24, 2000. As of July 28, 2005, FNB had repurchased 213,783 of the 400,000 shares authorized under the April 2000 Stock Repurchase Plan.

            No shares were repurchased during the quarter ended
            September 30, 2005.

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


                              FNB Corporation


Date  October 31, 2005        /s/William P. Heath, Jr.
                                 William P. Heath, Jr.
                                 President & Chief Executive Officer
                                 (principal executive officer)


Date  October 31, 2005        /s/Daniel A. Becker
                                 Daniel A. Becker
                                 Executive Vice President &
                                   Chief Financial Officer
                                 (principal financial and accounting
                                  officer)

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

(10)G*      Base Salaries for Named Executive Officers.

(10)H* Non-exempt Directors Annual Compensation, incorporated by reference to Exhibit (10)H to Form 10-K for the year ended December 31, 2004.

(10)I* Director Retirement Plan, incorporated by reference to Exhibit (10)I to Form 10-K for the year ended December 31, 2004.

(10)J* FNB Corporation Severance Pay Plan, incorporated by reference to Exhibit (10)J to Form 10-K for the year ended December 31, 2004.

(10)K* Consulting and Noncompetition Agreement dated September 30, 2005, between R. Bruce Munro and FNB Corporation.

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