Form 10-K
period 2005-12-31
FNB CORP \VA\
filed 2006-03-10
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005
                                     or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  YES       NO   X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  YES       NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  YES       NO   X

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, was $197,339,716.

There were 7,325,242 shares outstanding as of March 9, 2006.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of FNB's Annual Report to Shareholders for the year ended
December 31, 2005, are incorporated into Parts I and II hereof. Portions of FNB's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006, are incorporated into Part III hereof.

                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General Development of Business                       5
               Description of Business                               5
               Government Supervision and Regulation                 5
               Competition                                          13
               Governmental Monetary Policies                       13
               Employees                                            13
               Available Information                                13
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies              14
Item 1A.  Risk Factors                                              28
Item 1B.  Unresolved Staff Comments                                 30
Item 2.   Properties                                                30
Item 3.   Legal Proceedings                                         30
Item 4.   Submission of Matters to a Vote of Security Holders       30

PART II

Item 5.   Market for Registrant's Common Equity,Related
          Stockholder Matters and Issuer Purchases of
          Equity Securities                                         31
Item 6.   Selected Financial Data                                   31
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             31
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                               31
Item 8.   Financial Statements and Supplementary Data               32
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    32
Item 9A.  Controls and Procedures                                   32
Item 9B.  Other Information                                         36

PART III

Item 10.  Directors and Executive Officers of the Registrant        36
Item 11.  Executive Compensation                                    36
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters            36
Item 13.  Certain Relationships and Related Transactions            37
Item 14.  Principal Accountant Fees and Services                    38

PART IV

Item 15.  Exhibits, Financial Statement Schedules                   38
          Consolidated Financial Statements                         38
          Signatures                                                39
          Index to Exhibits                                         41

PART I

Item 1. Business

General Development of Business. FNB Corporation, a Virginia corporation, ("FNB"), was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. In 2001, FNB acquired FNB Southwest (formerly Southwest Virginia Savings Bank, F.S.B.), which was formed in 1927 and two First Union National Bank branches. On December 31, 2001, FNB acquired Salem Bank and Trust, National Association, which was incorporated in 1976. FNB Southwest and Salem Bank and Trust, National Association, merged on May 6, 2002, into a single entity with the name "FNB Salem Bank and Trust, National Association." On August 1, 2003, FNB acquired Bedford Federal Savings Bank, National Association (formerly Bedford Federal Savings Bank).

Description of Business. FNB, through its three banking subsidiaries ("bank" or "banks"), provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, FNB offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, small business, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services and investment products. In addition to its 26 branches, two loan production offices, telephone, and online banking, FNB has over 50 ATMs located both on premises and in other strategic positions within its primary market areas.

Government Supervision and Regulation

General

As a bank holding company, FNB is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Other federal and state laws govern the activities of FNB's bank subsidiaries, including the activities in which they may engage, the investments that they make, the aggregate amount of loans that they may grant to one borrower, and the dividends they may declare. FNB's bank subsidiaries are also subject to various consumer and compliance laws. As national banks, the banks are subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). FNB's bank subsidiaries also are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC").

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

Payment of Dividends

FNB is a legal entity separate and distinct from its banking subsidiaries. Virtually all of FNB's revenues result from dividends paid to it by the banks. FNB's bank subsidiaries are subject to laws and regulations that limit the amount of dividends that they can pay. Under the National Bank Act, FNB's national bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national specific bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. FNB's national bank subsidiaries may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in the federal regulations.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of FNB's bank subsidiaries are insured by the FDIC up to the limits set forth under applicable law. The deposits of the banks are subject to the deposit insurance assessments of the Bank Insurance Fund, or "BIF", of the FDIC.

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

Capital Requirements

Each of the OCC and the Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, FNB and its bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital", which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve's monetary policies have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of FNB's banking subsidiaries.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2006, the first $7.8 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $7.8 million to and including $48.3 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $48.3 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to "covered transactions" as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

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

The GLB Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulatory. A bank holding company is not permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

The GLB Act was signed into law on November 12, 1999. The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLB Act repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. FNB has not elected to become a financial holding company.

The GLB Act also provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLB Act adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

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

Competition. The bank competes with local banks and regional and local offices of multi-state bank holding companies for both deposits and loans but also with diversified providers of financial services such as brokers, mutual funds and mortgage and finance companies. Deposits are acquired from a highly diversified customer base that includes individuals, small and large businesses and municipal and other governmental entities, none of which represent a material concentration of the bank's core deposits. The bank's loan portfolio is not concentrated in any single industry or group of related industries, nor is there any material risk associated with the bank's portfolio composition other than that which is expected in the normal course of business of a bank. The bank does not experience a material seasonal fluctuation in its business.

Governmental Monetary Policies. The policies of the Federal Reserve Board have a direct effect on the banks' loans and deposits and the interest rates charged and paid thereon. While future economic conditions and the policies of the Federal Reserve Board designed to deal with those conditions cannot accurately be predicted, they can materially affect the revenue and income of commercial banks.

Employees. FNB had 479 full-time equivalent employees as of December 31, 2005.

Available Information. FNB files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any documents FNB files at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

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

GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                        2005
                                                                  Average
                                          Average     Income/     Yield/
(thousands)                               Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)  $1,132,817      72,287      6.38%
Securities:
   Taxable                                151,312       7,118      4.70
   Nontaxable (2)                          10,008         689      6.88
     Total securities                     161,320       7,807      4.84
Short term investments                     20,324         950      4.67
     Total interest-earning assets      1,314,461      81,044      6.17
Allowance for loan losses                 (14,066)
Cash and due from banks, noninterest-
   bearing                                 34,306
Bank premises and equipment, net           24,478
Other real estate owned                       668
Other assets                               75,672
     Total assets                      $1,435,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Demand and savings                  $  402,539       5,379      1.34%
   Time                                   449,237      13,652      3.04
   Certificates of deposit of
     $100,000 and over                    157,471       5,337      3.39
     Total interest-bearing deposits    1,009,247      24,368      2.41
Federal funds purchased and securities
   sold under agreements to repurchase      3,118          93      2.98
Other borrowed funds                      107,558       4,741      4.41
     Total interest-bearing liabilities 1,119,923      29,202      2.61
Demand deposits, noninterest-bearing      152,883
Other liabilities                           8,281
Stockholders' equity                      154,432
     Total liabilities and
       stockholders' equity            $1,435,519

Interest income and rate earned                      $ 81,044      6.17%
Interest expense and rate paid                         29,202      2.61
Interest rate spread                                               3.56
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                         $ 51,842      3.94%

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

   A.  RATE/VOLUME VARIANCE

                        2005 Compared to 2004     2004 Compared to 2003
                                Due to  Due to            Due to  Due to
(thousands)            Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans(1)             $ 10,353   4,610   5,743     9,131  14,110  (4,979)
Securities:
  Taxable                (107)   (513)    406       778     461     317
  Nontaxable(1)          (388)   (359)    (29)     (581)   (556)    (25)
Federal funds sold        325     159     166      (586)   (548)    (38)
      Total            10,183   3,897   6,286     8,742  13,467  (4,725)

INTEREST EXPENSE
Demand and savings      2,795     260   2,535       598     337     261
Time                    2,274     414   1,860        36   1,561  (1,525)
Certificates of deposit
   of $100,0000 and over  941     545     396       779   1,199    (420)
Federal funds purchased
   and securities sold
   under agreements to
   repurchase              13     (42)     55        14    (147)    161
Other borrowed funds      519    (399)    918     1,298   2,325  (1,027)
      Total             6,542     778   5,764     2,725   5,275  (2,550)

Net interest income  $  3,641   3,119     522     6,017   8,192  (2,175)

Variances caused by changes in rate times the changes in volume are allocated equally.

(1) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35% for 2005 and 2004 and 34% for 2003.

GUIDE 3.  II. INVESTMENT PORTFOLIO

   A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE

                                                December 31,
(thousands)                             2005        2004         2003
U.S. Treasury                      $     146         149          151
U.S. Government agencies and
corporations                          41,643      26,676       57,133
Mortgage-backed                       86,136      76,359       69,950
States and political subdivisions     14,260      17,100       19,362
Corporate                             17,214      22,085       27,045

   Totals                          $ 159,399     142,369      173,641

   A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST

                                                 December 31,
(thousands)                             2005        2004         2003
Mortgage-backed                    $      85         121          180
States and political subdivisions      2,523       3,818        9,494

   Totals                          $   2,608       3,939        9,674

   B.  SECURITIES--MATURITY/YIELD SCHEDULE

                                          As of December 31, 2005
                                       Securities Available-for-Sale
                                                Approximate  Tax
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield
U.S. Government agencies and
  corporations:
   Within 1 year                 $    2,000        1,966        3.00
   1 through 5 years                 33,826       33,217        4.36
   6 through 10 years                20,003       19,542        4.36
   Over 10 years                     74,041       73,053        5.07
     Total                          129,870      127,778        4.75
States and political
  subdivisions:
   Within 1 year                      1,885        1,893        6.17
   1 through 5 years                  6,444        6,509        6.13
   6 through 10 years                 2,303        2,227        5.44
   Over 10 years                      3,528        3,631        7.09
     Total                           14,160       14,260        6.27
Other securities:
   Within 1 year                     10,034       10,089        6.00
   1 through 5 years                  7,257        7,272        5.26
     Total                           17,291       17,361        5.69

                                 $  161,321      159,399        4.98

   B.  SECURITIES--MATURITY/YIELD SCHEDULE

                                          As of December 31, 2005
                                       Securities Held-To-Maturity
                                                Approximate  Tax
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield
U.S. Government agencies and
  corporations:
   1 through 5 years             $       30           31        8.00
   Over 10 years                         55           55        4.75
     Total                               85           86        5.90
States and political
  subdivisions:
   Within 1 year                        990          997        6.94
   1 through 5 years                  1,533        1,543        6.15
     Total                            2,523        2,540        6.46

                                 $    2,608        2,626        6.44

GUIDE 3.  III LOANS

   A.  TYPES OF LOANS

                                               December 31,
                                 2005              2004               2003
                                     % of              % of              % of
(thousands)                   Amount  Total     Amount  Total    Amount  Total
Commercial                $  104,160    9.0     91,909    8.3    87,826    8.8
Consumer                     192,844   16.6    176,042   16.0   159,722   16.0
Real estate - commercial     291,015   25.0    292,606   26.5   282,366   28.2
Real estate - construction   186,834   16.0    142,059   12.9    90,663    9.1
Real estate - mortgage       388,427   33.4    400,854   36.3   379,311   37.9
                          $1,163,280  100.0  1,103,470  100.0   999,888  100.0

TYPES OF LOANS

                                        December 31,
                                  2002               2001
                                      % of               % of
(thousands)                   Amount  Total     Amount   Total
Commercial                $   76,665   11.1     75,705    11.7
Consumer                     133,304   19.3    130,072    20.1
Real estate - commercial     225,316   32.6    193,575    29.9
Real estate - construction    49,186    7.1     42,404     6.5
Real estate - mortgage       207,190   29.9    206,507    31.8
                          $  691,661  100.0    648,263   100.0

   B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2005
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $  16,912      24,405        3,706     45,023
   Floating interest rates       49,539       9,598            -     59,137
     Total                       66,451      34,003        3,706    104,160
Real estate-commercial:
   Fixed interest rates          13,123      34,980       21,701     69,804
   Floating interest rates       99,119     121,927          165    221,211
     Total                      112,242     156,907       21,866    291,015
Real estate-construction:
   Fixed interest rates          25,354      15,563        2,196     43,113
   Floating interest rates      127,305      16,288          128    143,721
     Total                      152,659      31,851        2,324    186,834

                              $ 331,352     222,761       27,896    582,009

   C.  NONPERFORMING ASSETS AND PAST DUE LOANS

                                                 December 31,
(thousands)                        2005     2004     2003     2002     2001
Nonaccrual loans                $ 5,414    3,534    3,142    2,914    2,815
Other real estate owned             765    1,269    1,872    1,001    1,420
Accruing loans past due
  90 days                           562      747      437      596    1,031

    Total nonperforming assets  $ 6,741    5,550    5,451    4,511    5,266

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2005     2004     2003     2002     2001
Pro forma interest-nonaccrual
  loans                         $   379      241      224      225      248

Recorded interest-nonaccrual
  loans                         $     -        -        -        -       64

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

GUIDE 3.  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                 (thousands)
                                    2005       2004     2003     2002     2001
AVERAGE LOANS OUTSTANDING     $1,132,817  1,057,485  826,969  666,213  458,756

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period  $   13,165     12,002    9,466    8,827    5,670
Provision for loan losses          2,564      3,046    2,158    1,369    1,637
Reserve acquired through merger        -          -    1,382        -    2,956
Additional reserve for branch
  loans purchased                      -          -        -        -      188
                                  15,729     15,048   13,006   10,196   10,451
Loans charged off:
   Commercial                        193        770      358      299      980
   Consumer                        1,036      1,332      997    1,034      950
   Real estate - commercial            -         46       35       60        -
   Real estate - construction          9          9        -        -        -
   Real estate - mortgage            442        209       50      278       59
       Total loans charged off     1,680      2,366    1,440    1,671    1,989
Recovery of loans previously
  charged off:
   Commercial                        119        185      165      117      111
   Consumer                          178        265      212      402      249
   Real estate - commercial           55          -        -      383        -
   Real estate - construction          -          -        -        -        -
   Real estate - mortgage             11         33       59       39        5
       Total recoveries              363        483      436      941      365

Net loans charged off              1,317      1,883    1,004      730    1,624
Balance, end of period        $   14,412     13,165   12,002    9,466    8,827

Net charge-offs to average
  loans outstanding                 0.12%      0.18     0.12     0.11     0.35

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                 (thousands)
                                               December 31,
                                 2005              2004               2003
                                     % of              % of              % of
                              Amount  Total     Amount  Total    Amount  Total
Commercial                 $   3,706   25.7      3,106   23.6     2,993   24.9
Consumer                       2,753   19.1      2,562   19.5     2,420   20.2
Real estate - commercial       3,680   25.5      2,815   21.3     3,003   25.0
Real estate - construction     1,532   10.6        778    5.9       705    5.9
Real estate - mortgage         2,403   16.7      2,142   16.3     1,803   15.0
Unassigned portion
  of allowance                   338    2.4      1,762   13.4     1,078    9.0
                           $  14,412  100.0     13,165  100.0    12,002  100.0

                                        December 31,
                                  2002               2001
                                      % of               % of
                             Amount  Total     Amount   Total
Commercial                $   2,642   27.9      2,794    31.6
Consumer                      2,179   23.0      1,894    21.5
Real estate - commercial      2,117   22.3      2,178    24.7
Real estate - construction      649    6.9        534     6.0
Real estate - mortgage        1,314   13.9      1,016    11.5
Unassigned portion
  of allowance                  565    6.0        411     4.7
                          $   9,466  100.0      8,827   100.0

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2005 is adequate to cover potential loan losses inherent in the loan portfolio.

GUIDE 3.  V.  DEPOSITS

   A.  DEPOSIT MATURITIES

                                   As of December 31, 2005
                                        Mature Within
                                               Over Six
                      Three      Over Three    Months
                      Months     Months        Through     Over
                      or         Through       Twelve      Twelve
(thousands)           Less       Six Months    Months      Months      Total
Certificates of
 deposit and other
 time deposits of
 $100 and over     $     9,466      11,939      33,467     110,800     165,672
All other deposits     269,785      70,295     154,837     556,417   1,051,334
   Total deposits  $   279,251      82,234     188,304     667,217   1,217,006

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to FNB's 2005 Annual Report to Shareholders under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios, which is incorporated by reference into this Form 10-K.


INTEREST SENSITIVITY ANALYSIS

                                           As of December 31, 2005
                                          Mature or Reprice Within
                                        Over Three
                              Three     Months     Over One
                              Months    Through    Year To    Over
                              or        Twelve     Five       Five
(thousands)                   Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans, net (excluding
   nonaccrual)              $ 434,756  278,593   405,794     38,723  1,157,866
Securities:
 Available-for-sale,
   at fair value                2,018   15,074    51,874     90,433    159,399
 Held-to-maturity,
   at amortized cost              250      792     1,563          3      2,608
Other interest-earning
   assets                       8,489   12,474         -      9,333     30,296
     Total interest-
     earning assets         $ 445,513  306,933   459,231    138,492  1,350,169

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $   9,466   45,406   110,800          -    165,672
Time                           43,984  161,421   255,113         18    460,536
All other deposits            217,810   39,732   173,405          -    430,947
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                   6,814        -         -          -      6,814
Other borrowed funds           41,957    6,177    42,698          2     90,834
     Total interest-
     bearing
     liabilities            $ 320,031  252,736   582,016         20  1,154,803
Interest sensitivity
   gap per period           $ 125,482   54,197  (122,785)   138,472    195,366
Cumulative interest
   sensitivity gap            125,482  179,679    56,894    195,366          -

Item 1A.  Risk Factors

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.

Our business operations are centered primarily in the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. Increased competition within this area may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer.
These competitors include savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue our loan and deposit growth, and our business, financial condition and prospects may be negatively affected.

We are subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including inflation, recession, increase in unemployment, tightening money supply and domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce profits. We expect we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. We are vulnerable to declines in interest rates because of our slightly asset-sensitive balance sheet profile, in which our assets will reprice downward at rates exceeding the repricing characteristics of liabilities. As a result, material and prolonged declines in interest rates would decrease our net interest income. Conversely, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of our securities portfolio and overall profitability.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially:

      loan delinquencies may increase;

      problem assets and foreclosures may increase;

      demand for our products and services may decline; and

      collateral for loans made by us may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in the southwestern part of Virginia. A downturn in this regional real estate market could hurt our business because of the geographic concentration within this area. If there is a significant decline in real estate values, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Our loan portfolio and investments in marketable securities subject us to credit risk. Inherent risks in lending also include the inability to compete with other lenders, lack of control over fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a risk that our loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:

      the duration of the loan;

      credit risks of a particular borrower;

      changes in economic or industry conditions; and

      in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal level. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal offices of FNB are located in the 73,000 square foot FNB Center which is owned and located at 105 Arbor Drive in Christiansburg, Virginia. The FNB Center also contains the primary operations, mortgage loan and data processing departments of FNB.

In addition to its main office, FNB owns 17 branches, two operation centers and one loan production office, and leases nine branches and one loan production office.

The majority of such space is used by FNB in its operations. The leased properties are leased from independent parties on terms which management believes are reasonable in relationship to other available properties in similar markets. For more information regarding FNB's leasing activities, please read Note 8 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the year ended December 31, 2005 incorporated herein by reference to Exhibit 13 to this report.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

FNB has one class of Common Stock with a par value of $5 per share. There were approximately 1,788 shareholders of record as of December 31, 2005, holding 7,312,868 shares of the authorized 25,000,000 shares of common stock. On July 9, 2002, FNB was formally named to the Russell 2000? stock index.
The Russell 2000? index is comprised of the 3,000 largest U.S. corporations ranked in order of total market capitalization (excluding from that group the 1000 largest companies). FNB's stock trades on the Nasdaq Capital Market? under the symbol FNBP.

The recent market prices and other related shareholder data is incorporated by reference into this Form 10-K from the section entitled, "Market Price and Dividend Data," under Management's Discussion and Analysis of Financial Condition and Results of Operations in FNB's 2005 Annual Report to Shareholders which is filed as Exhibit 13 to this Annual Report on Form 10-K. At March 9, 2006, the closing price was $33.16.

During 2005 and 2004, FNB paid dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 13 "Dividend Restrictions and Capital Requirements" of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in FNB's 2005 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, under the caption "Selected Consolidated Financial Information," and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the section under the same heading in FNB's 2005 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section of the 2005 Annual Report to Shareholders entitled Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risks Related to Financial Instruments," which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent registered public accountant's report, consolidated financial statements, and supplementary financial information included in FNB's 2005 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

           Report of Independent Registered Public Accounting Firm on the
                  Consolidated Financial Statements
           Consolidated Balance Sheets - December 31, 2005 and 2004 Consolidated Statements of Income and Comprehensive Income - Years
                  ended December 31, 2005, 2004,and 2003
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2005, 2004, and 2003
           Consolidated Statements of Changes in Stockholders' Equity - Years
                  ended December 31, 2005, 2004, and 2003
           Notes to Consolidated Financial Statements

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2005 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2005, FNB's internal control over financial reporting is effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Brown, Edwards & Company, L.L.P., an independent registered public accounting firm, as stated in its attestation report below.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                INTERNAL CONTROL OVER FINANCIAL REPORTING


BROWN,
EDWARDS &
COMPANY, L.L.P.
Certified Public Accountants


The Board of Directors and
Stockholders of
FNB Corporation
Christiansburg, Virginia

We have audited management's assessment, included in the accompanying Report of Management, that FNB Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of FNB Corporation's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FNB Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, FNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FNB Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of FNB Corporation and Subsidiaries and our report dated February 21, 2006 expressed an unqualified opinion on those statements.


                                      s/Brown, Edwards & Company, L.L.P.
                                         CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia
February 21, 2006


        Providing Professional Business Advisory & Consulting Services

100 Arbor Drive, Suite 108   Christiansburg, VA 24073   540-381-9333
Fax:  540-381-8319   www.BEcpas.com

Item 9B Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information on directors is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Proposal No. 1: Election of Directors."

Information on executive officers is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Executive Officers of the Corporation."

FNB adopted a Code of Conduct dated January 29, 2004 which was filed with the Commission as Exhibit 14 to FNB's Form 10-K for the year ended December 31, 2003. FNB intends to report amendments to or waivers from the Code of Conduct that are required to be reported on FNB's website, as permitted by applicable rules and regulations of the SEC and NASDAQ. FNB's Code of Conduct is available on FNB's Internet site at www.fnbonline.com - Investor Relations - Corporate Governance. The Code of Conduct may be obtained by writing to the Corporate Secretary at P.O. Box 600, Christiansburg, Virginia 24068-0600.

Information on the Board of Director's audit committee and audit committee financial expert is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Board of Directors and Committees of the Board."

Information on Section 16(a) reporting is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

Information on executive compensation, the compensation committee members and the compensation committee's report on executive compensation is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Executive Compensation."

Information on compensation of directors is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Compensation of Non-Employee Directors."

FNB's performance graph is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Security Holders. FNB knows of no person or group that beneficially owned more than 5% of FNB's outstanding shares of Common Stock as of March 1, 2006.

Security Ownership of Directors and Executive Management. Information on security ownership of directors and executive officers is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to certain compensation plans under which equity securities of FNB are authorized for issuance.

                     Equity Compensation Plan Information


Plan category         Number of            Weighted-average     Number of
                      securities           exercise price of    securities
                      to be issued upon    outstanding          remaining
                      exercise of          options,             available
                      outstanding          warrants and rights  for future
                      options,             (b)                  issuance
                      warrants and rights                       under equity
                      (a)                                       compensation
                                                                plans
                                                                (excluding
                                                                securities
                                                                reflected in
                                                                column
                                                                (a))
                                                                (c)

Equity compensation
plans approved by
security holders(1)        237,366              $19.791            39,489

Equity compensation
plans not approved
by security holders              -                    -                 -

Total                      237,366              $19.791            39,489


(1) Consists solely of the FNB 2000 Incentive Stock Plan which was approved by shareholders in 2000 and makes up to 424,000 shares of common stock available for awards to key employees and non-employee directors of FNB in the form of stock options, stock appreciation rights and stock awards. For a full description of FNB's stock compensation plans please read
Note 22 of the Notes to Consolidated Financial Statements included in FNB's Annual Report to Shareholders for the year ended December 31, 2005 incorporated as Exhibit 13.

Item 13.  Certain Relationships and Related Transactions

Directors and officers of FNB and persons with whom they are associated have had, and expect to have in the future, banking transactions with FNB in the ordinary course of their businesses. In the opinion of management of FNB, all such loans and commitments for loans were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount of direct loans to any one director, officer or principal stockholder (and related persons), does not exceed 10% of FNB's equity capital accounts (nor 20% of such accounts for all such persons as a group) and did not during the previous two fiscal years.

Information on transactions with management is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Interest of Directors and Executive Officers in Certain
Transactions."

Item 14.  Principal Accountant Fees and Services

Information related to audit fees, pre-approval policies and procedures for audit and permitted non-audit services is incorporated by reference to FNB's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval Policy."

PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)(1). Consolidated Financial Statements. The following independent registered public accountant's report and consolidated financial statements of FNB are incorporated by reference to FNB's 2005 Annual Report to Shareholders included within this document as Exhibit 13:

          Report of Independent Registered Public Accounting Firm on the
                Consolidated Financial Statements
          Consolidated Balance Sheets -- December 31, 2005 and 2004 Consolidated Statements of Income and Comprehensive Income --
                Years Ended December 31, 2005, 2004, and 2003 Consolidated Statements of Cash Flows --
                Years Ended December 31, 2005, 2004, and 2003 Consolidated Statements of Changes in Stockholders' Equity --
                Years Ended December 31, 2005, 2004, and 2003
          Notes to Consolidated Financial Statements

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

                                   Date: March 10, 2006


                                   By: s/Daniel A. Becker
                                       Daniel A. Becker
                                       Executive Vice President &
                                       Chief Financial Officer
                                       (principal financial and
                                          accounting officer)

                                   Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                     Title                            Date

  s/Kendall O. Clay              Director                       March 10, 2006
    Kendall O. Clay

  s/Hugh H. Bond                 Director                       March 10, 2006
    Hugh H. Bond

  s/Glen C. Combs                Director                       March 10, 2006
    Glen C. Combs

  s/Douglas Covington            Director                       March 10, 2006
    Douglas Covington

  s/Beverley E. Dalton           Director                       March 10, 2006
    Beverley E. Dalton

  s/Daniel D. Hamrick            Director                       March 10, 2006
    Daniel D. Hamrick

  s/William P. Heath, Jr.        President, Chief               March 10, 2006
    William P. Heath, Jr.         Executive Officer &
                                  Director

  s/F. Courtney Hoge             Director                       March 10, 2006
    F. Courtney Hoge

  s/Steven D. Irvin              Director                       March 10, 2006
    Steven D. Irvin

  s/Harold K. Neal               Director                       March 10, 2006
    Harold K. Neal

  s/Raymond D. Smoot, Jr.        Director                       March 10, 2006
    Raymond D. Smoot, Jr.

  s/Charles W. Steger            Director                       March 10, 2006
    Charles W. Steger

  s/Jon T. Wyatt                 Director                       March 10, 2006
    Jon T. Wyatt

  s/Daniel A. Becker             Executive Vice President       March 10, 2006
    Daniel A. Becker              & Chief Financial
                                  Officer

                                  INDEX TO EXHIBITS

Exhibit #   Description

            Plan of Merger

(2)(a) Merger Agreement dated March 20, 2003 between FNB and Bedford Bancshares, Inc., incorporated by reference to Exhibit (2)C to Form 10-Q for the quarter ended March 31, 2003.

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

(10)E* Second Amendment, dated February 23, 2006, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William
            P. Heath, Jr., incorporated by reference to Exhibit (10)E to Form 8-K filed March 1, 2006.

(10)G*      Base Salaries for Named Executive Officers.

(10)H*      Non-employee Director Annual Compensation.

(10)I* Director Retirement Plan, incorporated by reference to Exhibit (10)I to Form 10-K for the year ended December 31, 2004.

(10)J* FNB Corporation Severance Pay Plan, incorporated by reference to Exhibit (10)J to Form 10-K for the year ended December 31, 2004.

(10)K* Consulting and Noncompetition Agreement dated September 30, 2005, between R. Bruce Munro and FNB, incorporated by reference to Exhibit (10)K to Form 10-Q for the quarter ended
            September 30, 2005.

(10)L* Pay-For-Performance Plan, adopted February 23, 2006, incorporated by reference to Exhibit (10)L to Form 8-K filed March 1, 2006.

(13)        2005 Annual Report to Shareholders.

(14) Code of Conduct, incorporated by reference to Exhibit (14) to Form 10-K for the year ended December 31, 2003.

(21)        Subsidiaries of the Registrant.

(23)        Consent of Brown, Edwards & Company, L.L.P.

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