Form 10-Q
period 2006-03-31
FNB CORP \VA\
filed 2006-04-28
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006
                                     or
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

There were 7,335,935 shares outstanding as of April 27, 2006.

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of
            March 31, 2006                                                   3

            Consolidated Balance Sheet as of December 31, 2005               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three-month periods ended
            March 31, 2006 and 2005                                        5-6

            Unaudited Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 2006 and 2005                7

            Notes to Consolidated Financial Statements                    8-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-16

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     16

  Item 4.   Controls and Procedures                                         16

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               17

  Item 1A.  Risk Factors                                                    17

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     17

  Item 3.   Defaults Upon Senior Securities                                 17

  Item 4.   Submission of Matters to a Vote of Security Holders             17

  Item 5.   Other Information                                               17

  Item 6.   Exhibits                                                        17

            Signatures                                                      18

            Index to Exhibits                                            19-20

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2006
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   34,378
Federal funds sold                                                 12,100
Cash and cash equivalents                                          46,478
Securities available-for-sale, at fair value                      166,474
Securities held-to-maturity, at amortized cost (fair
  value approximated $2,358)                                        2,347
Other investments at cost                                           9,051
Mortgage loans held for sale                                       12,815
Loans, net of unearned income                                   1,162,082
Less allowance for loan losses                                     14,302
            Loans, net                                          1,147,780
Bank premises and equipment, net                                   24,829
Other real estate owned                                               834
Goodwill                                                           44,474
Core deposit intangibles                                            3,793
Other assets                                                       27,815
            Total assets                                      $ 1,486,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   159,816
      Interest-bearing demand and savings deposits                429,729
      Time deposits                                               473,827
      Certificates of deposit of $100,000 and over                173,674
            Total deposits                                      1,237,046
FHLB advances                                                      51,856
Trust preferred                                                    27,836
Other borrowings                                                    1,031
Other liabilities                                                   5,527
            Total liabilities                                   1,323,296
Stockholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,325,242 shares              36,626
      Surplus                                                      83,711
      Retained earnings                                            44,864
      Accumulated other comprehensive income (loss)                (1,807)
            Total stockholders' equity                            163,394
            Total liabilities and stockholders' equity        $ 1,486,690



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2005
In Thousands, Except Share and Per Share Data

ASSETS
Cash and due from banks                                       $    47,089
Securities available-for-sale, at fair value                      159,399
Securities held-to-maturity, at amortized cost (fair
  value approximated $2,626)                                        2,608
Other investments at cost                                           9,333
Mortgage loans held for sale                                        8,234
Loans, net of unearned income                                   1,163,280
Less allowance for loan losses                                     14,412
            Loans, net                                          1,148,868
Bank premises and equipment, net                                   24,237
Other real estate owned                                               765
Goodwill                                                           44,474
Core deposit intangibles                                            4,059
Other assets                                                       32,416
            Total assets                                      $ 1,481,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   159,851
      Interest-bearing demand and savings deposits                430,947
      Time deposits                                               460,536
      Certificates of deposit of $100,000 and over                165,672
            Total deposits                                      1,217,006
FHLB advances                                                      62,998
Trust preferred                                                    27,836
Other borrowings                                                    6,814
Other liabilities                                                   6,352
            Total liabilities                                   1,321,006
Stockholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
            shares; issued and outstanding 7,312,868 shares        36,565
      Surplus                                                      83,504
      Retained earnings                                            41,656
      Accumulated other comprehensive income (loss)                (1,249)
            Total stockholders' equity                            160,476
            Total liabilities and stockholders' equity        $ 1,481,482



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2006 and 2005
In Thousands, Except Share and Per Share Data
(Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    2006         2005
Interest income:
  Interest and fees on loans                    $ 20,056       16,723
  Interest on securities:
    Taxable                                        2,006        1,706
    Nontaxable                                        92          123
  Interest on federal funds sold and
    short term investments                           152          196
         Total interest income                    22,306       18,748
Interest expense:
  Deposits                                         7,696        5,172
  Federal funds purchased and securities
    sold under agreements to repurchase               31           21
  Debt                                             1,222        1,182
         Total interest expense                    8,949        6,375
         Net interest income                      13,357       12,373
Provision for loan losses                            364          646
         Net interest income after
           provision for loan losses              12,993       11,727
Noninterest income:
  Service charges on deposit accounts              1,468        1,348
  Origination fees on loans sold                     673          702
  Other service charges and fees                     639          477
  Trust/investment product sales revenue             461          371
  Other income                                       567        1,265
  Securities gains (losses), net                      25            -
         Total noninterest income                  3,833        4,163
Noninterest expense:
  Salaries and employee benefits                   5,325        4,823
  Occupancy and equipment expense, net             1,460        1,518
  Cardholder/merchant processing                     231          191
  Supplies expense                                   249          208
  Telephone expense                                  183          190
  Other real estate owned expense, net                (3)          32
  Amortization of core deposit
    intangibles                                      266          306
  Other expenses                                   2,071        2,184
         Total noninterest expense                 9,782        9,452
Income before income tax expense                   7,044        6,438
Income tax expense                                 2,370        2,420
         Net income                             $  4,674        4,018

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

                                                   Three Months Ended
                                                        March 31,
                                                    2006         2005
Other comprehensive income (loss),
    net of income tax expense (benefit):
      Gross unrealized gains (losses) on
        available-for-sale securities               (533)      (1,288)
         Less:  Reclassification adjustment
           for (gains) losses included in
           net income                                (25)           -
      Other comprehensive income (loss)             (558)      (1,288)

           Comprehensive income                $   4,116        2,730


          Basic earnings per share              $   0.64         0.55
          Diluted earnings per share            $   0.63         0.55
          Dividends declared per
            share                               $   0.20         0.19
          Average number basic
            shares outstanding                 7,320,364    7,275,018
          Average number diluted
            shares outstanding                 7,396,873    7,332,460


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2006 and 2005
In Thousands
(Unaudited)
                                                               2006     2005
Cash flows from operating activities:
      Net income                                           $  4,674    4,018
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           364      646
            Depreciation and amortization of bank
                  premises and equipment                        607      642
            Amortization of core deposit intangibles            266      306
            ESOP compensation                                     -       15
            Stock awards compensation                            54       48
            Amortization of premiums and accretion
                  of discounts, net                             107      132
            Gain on sale of securities, net                     (25)       -
            Net gain on sale of fixed assets and
                  other real estate                              (3)    (821)
            Net increase in mortgage loans held
                  for sale                                   (4,581)  (3,545)
            Decrease in other assets                          4,868    1,697
            Increase (decrease) in other liabilities           (825)   2,087
                  Net cash provided by operating
                        activities                            5,506    5,225

Cash flows from investing activities:
      Proceeds from calls and maturities of
            securities available-for-sale                     7,219    5,214
      Proceeds from calls and maturities of
            securities held-to-maturity                         259      666
      Purchase of securities available-for-sale             (14,951) (11,089)
      Net (increase) decrease in loans                          446   (3,981)
      Proceeds from sale of fixed assets and
            other real estate owned                              27    1,374
      Recoveries on loans previously charged off                185       46
      Bank premises and equipment expenditures               (1,199)  (1,765)
                  Net cash used in investing
                        activities                           (8,014)  (9,535)

Cash flows from financing activities:
      Net increase (decrease)in demand and
            savings deposits                                 (1,253)   1,523
      Net increase in time deposits and
            certificates of deposit                          21,293    8,524
      Net decrease in FHLB advances                         (11,142)    (202)
      Net decrease in other borrowings                       (5,783)  (1,613)
      Principal payments on ESOP debt                             -      100
      Stock options exercised                                   248        7
      Dividends paid                                         (1,466)  (1,383)
                  Net cash provided by financing
                        activities                            1,897    6,956
Net increase (decrease) in cash and cash equivalents           (611)   2,646
Cash and cash equivalents at beginning of period             47,089   37,786
Cash and cash equivalents at end of period                 $ 46,478   40,432

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2006 and 2005
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of March 31, 2006; the consolidated statements of income and comprehensive income for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

      The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in FNB's
      2005 annual report to shareholders. Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2005 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

      Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

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

(3)   Stock Options

      FNB has a stock option plan for certain executives and directors which, prior to 2006, has been accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.
      Effective January 1, 2006, using the modified prospective application transition method, FNB adopted FASB 123R, Share-Based Payment, which requires that grants under the plan be accounted for using the fair value method. Under FASB 123R, the fair value of options at the date of grant is estimated and that value is recorded as a charge to expense over the vesting period. Forfeitures are also projected at the date of grant. There were no options granted during the quarter and, effective December 31, 2005 all outstanding options under the stock option plan were fully vested. Therefore there was no compensation expense reflected for the quarter ended March 31, 2006 related to stock options.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three months ended March 31, 2005 is estimated to be as follows:


      Net Income, as reported              $ 4,018

      Add:  Compensation expense
        related to stock grants
        included in net income,
        net of tax                              31

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                    (63)

      Net Income, on a pro forma basis     $ 3,986

      Basic earnings per share -
                           As reported     $  0.55
                           Pro forma          0.55

      Diluted earnings per share -
                           As reported     $  0.55
                           Pro forma          0.54


(4)   Allowance for Loan Losses and Impaired Loans

      A loan is considered impaired when, in management's judgment, FNB will probably not be able to collect all amounts due according to the contractual terms of the loan. In making such assessment, management considers the individual strength of borrowers, the strength of particular industries, the payment history of individual loans, the value and marketability of collateral and general economic conditions. FNB's methodology for evaluating the collectibility of a loan after it is deemed to be impaired does not differ from the methodology used for nonimpaired loans.

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                         Three Months Ended
                                             March 31,
                                           2006     2005
      Balance at beginning of period   $ 14,412   13,165
      Provisions for loan losses            364      646
      Loan recoveries                       185       46
      Loan charge-offs                     (659)    (254)

      Balance at end of period         $ 14,302   13,603

      Nonperforming assets consist of the following:

                                           March 31,    December 31,
                                             2006           2005
      Nonaccrual loans                   $  4,253          5,414
      Other real estate owned                 834            765
      Loans past due 90 days or more          361            562
        Total nonperforming assets       $  5,448          6,741

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2006.

(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2006 and December 31, 2005 were collateralized by investment securities controlled by FNB with a book value of $5,044 and $5,173, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $51,856 and $62,998 on March 31, 2006 and December 31, 2005, respectively. The interest rates on the advances as of March 31, 2006 range from 2.74% to 7.26% with a weighted average rate of 4.92% and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans for 1-4 properties.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Our Business

FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. As a result of mergers and acquisitions, FNB Corporation currently has three banking subsidiaries (First National Bank, FNB Salem
Bank and Trust, National Association, and Bedford Federal Savings Bank, National Association) (collectively, "FNB"). In January 2006 the Board of Directors of FNB voted unanimously to merge the charters of two of its banking affiliates, FNB Salem Bank and Trust, National Association and Bedford Federal Savings Bank, National Association, with and into First National Bank. This merger is expected to take place at the close of business on May 19, 2006.

FNB provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, FNB offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, small business, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services and investment products. In addition to its 26 branches, two loan production offices, telephone, and online banking, FNB has over 50 ATMs located both on premises and in other strategic positions within its primary market areas.

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB. This discussion should be read in connection with the consolidated financial statements presented herein. All amounts presented are denoted in thousands except per share data, percentages or as otherwise specified.

Forward-Looking Information

This report may contain forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of FNB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB; (3) changes in the interest rate environment may reduce margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; and (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged.

Critical Accounting Policies

FNB's significant accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders for the year ended December 31, 2005. FNB's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in FNB's consolidated financial position and/or consolidated results of operations. FNB considers its policies regarding the allowance for loan losses and valuing intangible assets associated with mergers and acquisitions to be its most critical accounting policies, because they require many of management's most subjective and complex judgments. Understanding FNB's accounting policies is fundamental to understanding its consolidated financial position and consolidated results of operations.

FNB has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. FNB's assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known. For additional discussion concerning FNB's allowance for loan losses and related matters, see
Note 1(f), "Allowance for Loan Losses" of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

FNB's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. To account for mergers and acquisitions FNB follows Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which allows only the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets used for computing amortization is subjective. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning FNB's valuation of intangible assets and merger/acquisition activities, see Note 16, "Goodwill and Other Intangibles" of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

Overview

FNB's earnings are up 16.3% from the first quarter of 2005 to the first quarter of 2006 primarily due to higher net interest income and other basic banking revenue. Return on average equity increased from 10.68% to 11.59% for the same period. The net interest margin increased from 3.90% in the first quarter of 2005 to 3.99% in the first quarter of 2006. The margin declined slightly, however, from the 4.04% in the fourth quarter of 2005 due primarily to rising deposit costs. Continued pressure on the margin is expected as deposit costs lag behind increases in loan rates in a rising interest rate environment.

FNB's previously announced restructuring initiatives are on track. The merging of FNB Salem Bank and Trust, National Association and Bedford Federal Savings Bank, National Association, with and into FNB's third and largest banking affiliate, First National Bank, is expected to take place at the close of business on May 19, 2006. Coinciding with this merger, FNB will implement a "line of business" organizational structure. These initiatives along with the promotion of a consistent brand among our markets should provide broader recognition, expense savings and enhanced and consistent delivery of services.

Net Income

Net income for the first quarter of 2006 was $4,674, up 16.3% over the $4,018 reported in the first quarter of 2005. This increase was due to higher net interest income, a lower provision for loan losses and an increase in noninterest basic banking revenues. Basic earnings per share rose from $.55 to $.64, or 16.4% for the same period.

Net Interest Income

Net interest income currently provides 78% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 8.0%, or $984, from $12,373 in the first quarter of 2005 to $13,357 in the first quarter of 2006. The net interest margin improved from 3.90% to 3.99% for the same period.

Net interest income and margin increased due primarily to growth in average loans and deposits. Average loan balances grew 5.3% and average deposit balances 7.5% from the first quarter of 2005 to the first quarter of 2006. Additionally, FNB benefited from a change in balance sheet composition. FNB had a higher percentage of average lower-cost transaction account balances and interest-free stockholders' equity balances and a lower percentage of higher-cost average borrowings in the first quarter of 2006 compared to the first quarter of 2005. Lower cost transaction balances and interest-free stockholders' equity balances comprised 46.1% of average earning assets in the first quarter of 2006 compared to 43.8% in the first quarter of 2005. Average borrowings comprised 6.8% of average earning assets in the first quarter of 2006 compared to 9.3% in the first quarter of 2005.

Provision for Loan Losses

The provision for loan losses was $364 in the first quarter of 2006 compared to $646 in the first quarter of 2005. Net charge-offs and net charge-offs to average year-to-date loans were $474 or .16% in the first quarter of 2006 compared to $208 or .07% for the same quarter last year. The allowance for loan losses as a percent of loans, net of unearned income remained the same at 1.23% at March 31, 2006 and March 31, 2005. The allowance for loan losses as a percent of loans, net of unearned income was 1.24% at December 31, 2005.

The nonperforming asset ratio (nonaccrual loans, other real estate and loans 90 days or more past due and still accruing as a percentage of loans, net of unearned income plus other real estate) was .47% at March 31, 2006 compared to ..58% at December 31, 2005 and .40% at March 31, 2005.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses), decreased $330, from $4,163 in the first quarter of 2005 to $3,833 in the first quarter of 2006 due primarily to an $807 gain from an exchange of real estate in the first quarter of 2005. Basic banking revenue increased $477 from the first quarter of 2005 to the first quarter of 2006 due primarily to higher service charges, higher trust and investment product revenue and higher merchant cardholder transaction and debit card income.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses increased $330, or 3.5%, from $9,452 in the first quarter of 2005 to $9,782 in the first quarter of 2006.

Noninterest expense increased due to higher salaries and benefits ($502) due primarily to merit increases, incentives and expansion of the private banking line of business, and higher other expenses of $237 (relating to the initiative to promote the FNB brand on a consistent basis and other miscellaneous expenses). These expenses were offset in large part by lower losses and charge-offs amounting to $409 due primarily to a $288 customer deposit adjustment that occurred in the first quarter of 2005.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.6% in the first quarter of 2006 compared to 37.6% in the first quarter of 2005. The effective tax rate was lower in the first quarter of 2006 because of favorable tax treatment of core deposit intangible amortization expense that began in the third quarter of 2005 and an unfavorable deferred tax adjustment of $163 taken in the first quarter of 2005.

Balance Sheet

Total assets of FNB grew .4%, or $5,208, from $1,481,482 at December 31, 2005 to $1,486,690 at March 31, 2006. Asset growth was modest because loan balances declined slightly and the increase in deposit balances was largely used to pay down borrowings.

Mortgage loans held for sale balances increased from $8,234 at December 31, 2005 to $12,815 at March 31, 2006. These balances will fluctuate based on the number of loans in the pipeline on any particular day. Secondary market mortgage loan production declined 13% from the fourth quarter of 2005 to the first quarter of 2006. The first quarter is typically the lowest quarter for mortgage loan volume.

Loan balances declined .1%, or $1,198 from December 31, 2005 to March 31, 2006. Unusually large runoffs from the closed loan production office in Hilton Head, South Carolina amounted to $9,000. FNB projects normal loan growth through the end of the year.

Other assets decreased $4,601 from December 31, 2005 to March 31, 2006 due to a temporary receivable recorded on December 30, 2005 that cleared on January 3, 2006.

Total deposits grew 1.7%, or $20,040, from $1,217,006 at December 31, 2005 to $1,237,046 at March 31, 2006. This growth occurred primarily in the certificate of deposit/IRA category.

Federal Home Loan Bank ("FHLB") advances declined $11,142 and Other borrowings, primarily Federal funds purchased, declined by $5,783. The excess funds provided through deposit generation was used primarily to pay down borrowings.

Liquidity and Capital Resources

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions. FNB has in place an action plan to ensure adequate liquidity should any of these scenarios occur.

In the first quarter, liquidity improved as the net cash flow from operations of $5,506 plus net cash flow provided from financing activities of $1,897 (primarily from deposit growth) exceeded the growth in loans and other miscellaneous non-earning assets, resulting in a net addition of liquid funds in the form of cash and equivalents of $6,862. The loan to deposit ratio dropped from 95.6% at December 31, 2005 to 93.9% at March 31, 2006.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Even though FNB's loan to deposit ratio is above that of its peers, FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the FHLB and Federal funds lines (at March 31, 2006, these sources would provide $271,000 of additional borrowing capacity), other external sources amount to $14,000 which could be increased by $60,000 through approval of the asset/liability committee, and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $2,918 from December 31, 2005 to March 31, 2006 primarily due to earnings of $4,674, which were partially offset by cash dividends paid of $1,466.

Nonperforming Assets

Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, nonaccrual loans and other real estate owned declined $1,293, from $6,741 at December 31, 2005 to $5,448 at March 31, 2006.
Expressed as a percentage of loans, net of unearned income plus other real estate, these balances declined from .58% at December 31, 2005 to .47% at March 31, 2006.

Contractual Obligations

As of March 31, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of March 31, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements by the Financial Accounting Standards Board relevant to FNB beyond those previously described in FNB's Annual Report to Shareholders for the year ended December 31, 2005.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB since December 31, 2005. For information regarding FNB's market risk, refer to FNB's Annual Report to Shareholders for the year ended December 31, 2005.


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

Part II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 1A.    RISK FACTORS

            There have been no material changes in the risk factors faced by FNB from those disclosed in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

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

            No shares were repurchased during the quarter ended
            March 31, 2006.

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


                              FNB Corporation


Date  April 28, 2006          /s/William P. Heath, Jr.
                                 William P. Heath, Jr.
                                 President & Chief Executive Officer
                                 (principal executive officer)


Date  April 28, 2006          /s/Daniel A. Becker
                                 Daniel A. Becker
                                 Executive Vice President &
                                   Chief Financial Officer
                                 (principal financial and accounting
                                  officer)

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

            Instruments Defining Rights of Security Holders

            Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

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

(10)G* Base Salaries for Named Executive Officers, incorporated by reference to Exhibit (10)G to Form 10-K for the year ended December 31, 2005.

(10)H* Non-employee Director Annual Compensation, incorporated by reference to Exhibit (10)H to Form 10-K for the year ended December 31, 2005.

(10)I* Director Retirement Plan, incorporated by reference to Exhibit (10)I to Form 10-K for the year ended December 31, 2004.

(10)J* FNB Corporation Severance Pay Plan, incorporated by reference to Exhibit (10)J to Form 10-K for the year ended December 31, 2004.

(10)K*      Consulting and Noncompetition Agreement dated September 30,
            2005, between R. Bruce Munro and FNB Corporation, incorporated by reference to Exhibit (10)K to Form 10-Q for the quarter ended September 30, 2005.

(10)L* Pay-For-Performance Plan, adopted February 23, 2006, incorporated by reference to Exhibit (10)L to Form 8-K filed March 1, 2006.

(10)M* Employment Agreement dated April 1, 2002 between FNB Corporation and D.W. Shilling.

(10)N* Form of Change in Control Agreement, dated April 1, 1999, between Daniel A. Becker and FNB Corporation and First National Bank, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 1997.

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