Form 10-Q
period 2006-06-30
FNB CORP \VA\
filed 2006-08-07
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006
                                     or
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

There were 7,351,181 shares outstanding as of August 1, 2006.

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of June 30, 2006         3

            Consolidated Balance Sheet as of December 31, 2005               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the quarter and six-month periods
            ended June 30, 2006 and 2005                                   5-6

            Unaudited Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 2006 and 2005                   7

            Notes to Consolidated Financial Statements                    8-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-16

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     17

  Item 4.   Controls and Procedures                                         17

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               18

  Item 1A.  Risk Factors                                                    18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     18

  Item 3.   Defaults Upon Senior Securities                                 18

  Item 4.   Submission of Matters to a Vote of Security Holders          18-19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits                                                        19

            Signatures                                                      20

            Index to Exhibits                                            21-23

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2006
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   36,091
Federal funds sold                                                 16,300
Cash and cash equivalents                                          52,391
Securities available-for-sale, at fair value                      185,035
Securities held-to-maturity, at amortized cost (fair
  value approximated $2,337)                                        2,340
Other investments at cost                                           8,911
Mortgage loans held for sale                                       15,569
Loans, net of unearned income                                   1,171,660
Less allowance for loan losses                                     14,421
            Loans, net                                          1,157,239
Bank premises and equipment, net                                   25,186
Other real estate owned                                               609
Goodwill                                                           44,474
Core deposit intangibles                                            3,528
Other assets                                                       31,967
            Total assets                                      $ 1,527,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   162,382
      Interest-bearing demand and savings deposits                462,665
      Time deposits                                               469,565
      Certificates of deposit of $100,000 and over                184,024
            Total deposits                                      1,278,636
FHLB advances                                                      47,782
Trust preferred                                                    27,836
Other borrowings                                                      458
Other liabilities                                                   7,317
            Total liabilities                                   1,362,029
Stockholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,339,446 shares              36,697
      Surplus                                                      84,073
      Retained earnings                                            47,770
      Accumulated other comprehensive income (loss)                (3,320)
            Total stockholders' equity                            165,220
            Total liabilities and stockholders' equity        $ 1,527,249



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

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three and Six Months Ended June 30, 2006 and 2005
In Thousands, Except Share and Per Share Data
(Unaudited)
                                       Three Months Ended    Six Months Ended
                                             June 30              June 30
                                          2006       2005      2006      2005
Interest income:
  Interest and fees on loans          $ 20,698     17,511    40,754    34,234
  Interest on securities:
    Taxable                              2,210      1,757     4,216     3,463
    Nontaxable                              84        112       176       235
  Interest on federal funds sold and
    short term investments                 282        204       434       400
         Total interest income          23,274     19,584    45,580    38,332
Interest expense:
  Deposits                               8,608      5,694    16,304    10,866
  Federal funds purchased and
    securities sold under
    agreements to repurchase                25         31        56        52
  Debt                                   1,149      1,299     2,371     2,481
         Total interest expense          9,782      7,024    18,731    13,399
         Net interest income            13,492     12,560    26,849    24,933
Provision for loan losses                  623        726       987     1,372
         Net interest income after
           provision for loan losses    12,869     11,834    25,862    23,561
Noninterest income:
  Service charges on deposit accounts    1,585      1,648     3,053     2,996
  Origination fees on loans sold           905        936     1,578     1,638
  Other service charges and fees           497        409     1,136       886
  Trust/investment product sales
    revenue                                329        353       790       724
  Other income                             649        520     1,216     1,785
  Securities gains, net                      -          -        25         -
         Total noninterest income        3,965      3,866     7,798     8,029
Noninterest expense:
  Salaries and employee benefits      $  5,361      4,952    10,686     9,775
  Occupancy and equipment expense, net   1,470      1,419     2,930     2,937
  Cardholder/merchant processing           239        207       470       398
  Supplies expense                         290        233       539       441
  Telephone expense                        171        168       354       358
  Other real estate owned expense, net     110         63       107        95
  Amortization of core deposit
    intangibles                            265        306       531       612
  Other expenses                         2,313      2,118     4,384     4,302
         Total noninterest expense      10,219      9,466    20,001    18,918
Income before income tax expense         6,615      6,234    13,659    12,672
Income tax expense                       2,241      2,190     4,611     4,610
         Net income                   $  4,374      4,044     9,048     8,062

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)

                                       Three Months Ended    Six Months Ended
                                             June 30              June 30
                                          2006       2005      2006      2005
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities     (1,513)       661    (2,046)     (627)
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                         -          -       (25)        -
    Other comprehensive income (loss)   (1,513)       661    (2,071)     (627)

          Comprehensive income        $  2,861      4,705     6,977     7,435


          Basic earnings per share    $   0.60       0.56      1.24      1.11
          Diluted earnings per share  $   0.59       0.55      1.22      1.10
          Dividends declared per
            share                     $   0.20       0.19      0.40      0.38
          Average number basic
            shares outstanding       7,331,290  7,279,164 7,325,858 7,277,102
          Average number diluted
            shares outstanding       7,408,907  7,332,857 7,402,924 7,332,659


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2006 and 2005
In Thousands
(Unaudited)
                                                              Six Month Ended
                                                                  June 30
                                                               2006     2005
Cash flows from operating activities:
      Net income                                           $  9,048    8,062
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           987    1,372
            Depreciation and amortization of bank
                  premises and equipment                      1,205    1,270
            Amortization of core deposit intangibles            531      612
            ESOP compensation                                     -       30
            Stock awards compensation                           150      100
            Amortization of premiums and accretion
                  of discounts, net                             175      258
            Gain on sale of securities, net                     (25)       -
            Net loss (gain) on sale of fixed assets and
                  other real estate                              72     (800)
            Net increase in mortgage loans held
                  for sale                                   (7,335)  (6,900)
            Decrease (increase) in other assets               1,828      (80)
            Increase in other liabilities                       965    1,376
                  Net cash provided by operating
                        activities                            7,601    5,300
Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                              -      676
      Proceeds from calls and maturities of
            securities available-for-sale                    21,412   11,947
      Proceeds from calls and maturities of
            securities held-to-maturity                         264      855
      Purchase of securities available-for-sale             (49,958) (14,886)
      Net increase in loans                                  (9,762) (40,102)
      Proceeds from sale of fixed assets and
            other real estate owned                             182    1,661
      Recoveries on loans previously charged off                307      137
      Bank premises and equipment expenditures               (2,155)  (2,665)
                  Net cash used in investing
                        activities                          (39,710) (42,377)
Cash flows from financing activities:
      Net increase in demand and savings deposits            34,249   43,154
      Net increase (decrease) in time deposits and
            certificates of deposit                          27,381   (1,406)
      Net decrease in FHLB advances                         (15,216)  (2,373)
      Net increase (decrease) in other borrowings            (6,356)   2,506
      Principal payments on ESOP debt                             -      100
      Stock options exercised                                   287       54
      Dividends paid                                         (2,934)  (2,768)
                  Net cash provided by financing
                        activities                           37,411   39,267
Net increase in cash and cash equivalents                     5,302    2,190
Cash and cash equivalents at beginning of period             47,089   37,786
Cash and cash equivalents at end of period                 $ 52,391   39,976

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2006 and 2005
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of June 30, 2006; the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

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

(3)   Stock-based Compensation

      FNB's 2000 Incentive Stock Plan is an equity compensation plan for certain executives and directors which, prior to 2006, has been accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Effective January 1, 2006, using the modified prospective application transition method, FNB adopted SFAS 123R, Share-Based Payment, which requires that grants under the plan be accounted for using the fair value method. Under SFAS 123R, the fair value of options at the date of grant is estimated and that value is recorded as a charge to expense over the vesting period. Forfeitures are also projected at the date of grant. There were no options granted during the quarter and, effective December 31, 2005, all outstanding options under the stock option plan were fully vested. Therefore, there was no compensation expense reflected for the six months ended June 30, 2006 related to stock options.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and six month periods ended June 30, 2005 is estimated to be as follows:

                                        Three Months Ended    Six Months Ended
                                           June 30, 2005        June 30, 2005
      Net Income, as reported                 $  4,044              8,062

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                                34                 65

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                        (64)              (127)

      Net Income, on a pro forma basis        $  4,014              8,000

      Basic earnings per share -
                           As reported           $0.56               1.11
                           Pro forma              0.55               1.10

      Diluted earnings per share -
                           As reported           $0.55               1.10
                           Pro forma              0.55               1.09

      On May 9, 2006, FNB's shareholders approved the FNB Corporation 2006 Incentive Stock Plan (the "2006 Plan"), which authorizes the granting of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and stock awards to employees, and stock options, SARs, restricted stock, restricted stock units, and stock awards to non-employee directors; and permits non-employee directors to elect to receive stock payment awards in lieu of Board fees. The Plan provides that, subject to capital adjustments, the maximum number of shares of FNB's common stock that may be issued under the 2006 Plan is 464,191 plus the number of shares of common stock represented by awards previously made under the FNB Corporation 2000 Incentive Stock Plan("2000 Plan") that were outstanding on, and that expire or are otherwise terminated or forfeited after, May 9, 2006. As a result of the shareholders' approval of the 2006 Plan, no additional awards will be made under the 2000 Plan on or after May 9, 2006, although all awards that were outstanding under the 2000 Plan as of May 9, 2006 remain outstanding in accordance with their terms. No stock options have been granted under the 2006 Plan.

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                     Three Months Ended     Six Months Ended
                                           June 30,           June 30,
                                          2006    2005       2006    2005
      Balance at beginning of period  $ 14,302  13,603     14,412  13,165
      Provisions for loan losses           623     726        987   1,372
      Loan recoveries                      121      91        306     137
      Loan charge-offs                    (625)   (238)    (1,284)   (492)

      Balance at end of period        $ 14,421  14,182     14,421  14,182

      Nonperforming assets consist of the following:

                                           June 30,     December 31,
                                             2006           2005
      Nonaccrual loans                   $  5,469          5,414
      Other real estate owned                 609            765
      Loans past due 90 days or more          604            562
        Total nonperforming assets       $  6,682          6,741

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2006.

(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2006 and December 31, 2005 were collateralized by investment securities controlled by FNB with a book value of $1,997 and $5,173, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $47,782 and $62,998 on June 30, 2006 and December 31, 2005, respectively. The interest rates on the advances as of June 30, 2006 range from 2.74% to 7.26% with a weighted average rate of 4.89% and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Our Business

FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. As a result of mergers and acquisitions, FNB Corporation had three banking subsidiaries (First National Bank, FNB Salem Bank & Trust, National Association, and Bedford Federal Savings Bank, National Association) (collectively, "FNB"). In January 2006 the Board of Directors of FNB voted unanimously to merge the charters of two of its banking affiliates, FNB Salem Bank & Trust, National Association and Bedford Federal Savings Bank,
National Association, with and into First National Bank. This merger was completed on May 19, 2006.

FNB provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke and Salem, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, FNB offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, small business, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services and investment products. In addition to its 26 branches, two loan production offices, telephone, and online banking, FNB operates over 50 ATMs located both on premises and in other strategic positions within its primary market areas.

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB. This discussion should be read in connection with the consolidated financial statements presented herein. All amounts presented are denoted in thousands except per share data, percentages or as otherwise specified.

Forward-Looking Information

This report may contain forward-looking statements with respect to the financial condition, results of operations and business of FNB. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of FNB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities: (1) competitive pressures between depository and other financial institutions may increase significantly; (2) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB; (3) changes in the interest rate environment may reduce margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) FNB may not be able to achieve or fully realize the expected operational efficiencies and related benefits and savings from its subsidiary bank restructuring; and (6) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged.

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

FNB's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions.
To account for mergers and acquisitions, FNB follows SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting.

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

Overview

FNB's earnings are up 12.2% from the first half of 2005 to the first half of 2006 primarily due to higher net interest income and other basic banking revenue. Return on average equity increased from 10.65% to 11.11% for the same period. The net interest margin increased from 3.90% in the first half of 2005 to 3.97% in the first half of 2006. The margin declined slightly, however, from 3.99% in the first quarter of 2006 to 3.95% in the second quarter of 2006 due primarily to higher interest rates which resulted in higher deposit costs and, in part, weaker loan demand. Continued pressure on the margin as a result of higher deposit costs is expected for the remainder of the year.

Restructuring initiatives are on track. The merging of FNB Salem Bank & Trust and Bedford Federal Savings Bank, National Association, with and into FNB's third and largest banking affiliate, First National Bank, took place at the close of business on May 19, 2006 with no disruption in service. FNB believes this merger will provide operational efficiencies and enable FNB to operate under one brand. In addition, as part of the merger, we are now operating under a line of business organizational structure in order to provide consistent and enhanced delivery of services.

Progress is also being made on other initiatives. FNB is in the process of relocating two branches in the New River and Central Virginia markets to allow for expansion and to provide modern full service facilities in more convenient locations for our customers. Design work has begun on a branch to be built in a high traffic area in the Roanoke Valley in order to expand our presence in that market. We have purchased land and are looking to lease facilities in other markets with high potential growth. Commercial account officers have been hired for the Roanoke and Central Virginia markets to boost loan growth.

Net Income

Net income for the second quarter of 2006 was $4,374, up 8.1% over the $4,044 reported in the second quarter of 2005. This increase was due primarily to higher net interest income. Basic earnings per share rose from $.56 to $.60, or 7.1% for the same period.

Year-to-date June 30, 2006 net income rose 12.2%, from $8,062 in 2005 to $9,048 in 2006 due primarily to higher net interest and basic banking revenues. Basic earnings per share rose from $1.11 to $1.24, or 11.7%, for the same period.

Net Interest Income

Net interest income currently provides 78% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 7.4%, or $932, from $12,560 in the second quarter of 2005 to $13,492 in the second quarter of 2006.

Net interest income increased from the second quarter of 2005 to the second quarter of 2006 primarily due to growth in earning assets and an improved net interest margin. The margin improved from 3.90% to 3.95%. Average earning assets grew 6.0%, and the increase in net interest income attributable to this growth was $749. Net interest income and margin improved $286 due to favorable changes in the composition of the balance sheet as average lower-cost transaction deposit balances grew 9.9% and higher-cost average borrowings declined from $122 million to $78 million. Net interest income declined by $103 due to changes in interest rates.

Net interest income increased by $1,916, or 7.7%, from $24,933 in the first six months of 2005 to $26,849 in the first six months of 2006. The margin improved from 3.90% to 3.97%. Net interest income and net interest margin improved for the same reasons discussed above for the second quarter. Net interest income increased $1,404 due to growth in average earning assets of 5.6%. Favorable changes in the composition of the balance sheet accounted for a net interest income improvement of $552. Average lower-cost transaction deposit balances increased 9.8% and higher-cost average borrowings declined from $121 million to $85 million. Changes in interest rates accounted for a $40 decline in net interest income.

Provision for Loan Losses

The provision for loan losses was $623 in the second quarter of 2006 compared to $726 in the second quarter of 2005, and $987 for the six months ended
June 30, 2006 compared to $1,372 for the same period last year. The provision was lower in 2006 primarily due to lower loan growth. The allowance for loan losses was $14,421 at June 30, 2006, up slightly from $14,412 at December 31, 2005 and $14,182 at June 30, 2005. The allowance for loan losses as a percent of loans, net of unearned income was 1.23% at June 30, 2006, 1.24% at December 31, 2005 and 1.24% at June 30, 2005.

Net charge-offs and net charge-offs to average year-to-date loans were $978 or ..17% in the first half of 2006. This compares to $355 or .06% for the first half of 2005 and $962 or .17% for the second half of 2005.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses), increased $99, from $3,866 in the second quarter of 2005 to $3,965 in the second quarter of 2006 due primarily to higher merchant cardholder transaction and debit card volume.

Year-to-date June 30, 2006 noninterest income decreased $231, from $8,029 in 2005 to $7,798 in 2006 due primarily to an $807 gain from an exchange of real estate in the first quarter of 2005. Basic banking revenue increased $576 due primarily to higher service charges, trust revenue, insurance income and merchant cardholder transaction and debit card income.

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses increased $753, or 8.0%, from $9,466 in the second quarter of 2005 to $10,219 in the second quarter of 2006.

The increase in noninterest expense from the second quarter of 2005 to the second quarter of 2006 was due to higher salaries and benefits ($409) due largely to merit increases and incentives, higher miscellaneous expenses amounting to $115 due primarily to a large recovery in the second quarter of 2005 (the expense relating to this recovery was incurred in the first quarter of 2005 and largely recovered in the second quarter of 2005), and higher losses on other real estate owned amounting to $65. The remainder of the variance ($164) was spread among several other categories.

Year-to-date June 30, 2006 noninterest expense increased $1,083, or 5.7%, from $18,918 in 2005 to $20,001 in 2006. This increase was due primarily to higher salaries and benefits ($911) due to merit increases, incentives and expansion of the private banking line of business. Additionally, consulting expense was higher by $107 due to the initiative to promote the FNB brand on a consistent basis, merchant and debit card expenses increased by $77 due to higher volume, losses on other real estate owned increased $73 and other expenses increased $243 due in part to the conversion from three bank charters to one. The merging of FNB Salem Bank & Trust and Bedford Federal Savings Bank, National Association, with and into FNB's third and largest banking affiliate, First

National Bank, took place at the end of business on May 19, 2006. These expense increases were offset in part by lower miscellaneous losses and charge-offs (losses on overdraft protection, fraudulent checks, and other miscellaneous losses) amounting to $328. These miscellaneous losses were unusually high in the first half of 2005.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.8% through June 30, 2006 compared to 36.4% through June 30, 2005. The effective tax rate was lower in the first quarter of 2006 because of favorable tax treatment of core deposit intangible amortization expense that began in the third quarter of 2005 and an unfavorable deferred tax adjustment of $163 taken in the first quarter of 2005.

Balance Sheet

Total assets of FNB grew 3.1%, or $45,767, from $1,481,482 at December 31, 2005 to $1,527,249 at June 30, 2006. The earning asset categories of federal funds sold, securities and loans grew through funds provided by strong deposit growth.

The cash and due from banks balance declined from $47,089 at December 31, 2005 to $36,091 at June 30, 2006. This balance sheet category consists primarily of cash and deposit clearing items, and tends to fluctuate significantly daily based on deposit inflows. The balance of $36,091 on June 30, 2005 approximates the daily average balance of $35,834 for the full year of 2005 and the daily average balance of $33,466 for year-to-date June 30, 2006.

The growth of deposits ($61,630) and stockholders' equity resulting primarily from retained earnings ($4,744) over the growth in loans ($8,380) and mortgages held for sale ($7,335) from December 31, 2005 to June 30, 2006 was $50,659. This excess liquidity was used primarily to pay down Federal Home Loan bank advances ($15,216), other borrowings consisting primarily of federal funds purchased ($6,356), invested in securities available for sale ($25,636) and invested in federal funds sold, net of cash and due from banks ($5,302).

Loan balances grew $8,380, or .7%. Run offs from the closed loan production office in Hilton Head, South Carolina amounted to $10,892. FNB projects stronger loan growth in the second half of the year due to the recent hiring of commercial account officers in the Roanoke Valley and Central Virginia markets.

Total deposits grew 5.1%, or $61,630, from $1,217,006 at December 31, 2005 to $1,278,636 at June 30, 2006. Over half ($31,537) of this growth occurred in one municipal deposit account.

Liquidity and Capital Resources

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions.

In the first half of 2006, liquidity improved as the net cash flow from operations ($7,601) plus net cash flow provided from financing activities of $37,411 (primarily from deposit growth) exceeded the growth in loans and other miscellaneous non-earning assets, resulting in a net addition of liquid funds of $33,584. The loan to deposit ratio dropped from 95.6% at December 31, 2005 to 91.6% at June 30, 2006.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Secondary sources include borrowings from the FHLB and Federal funds lines (at June 30, 2006, these sources would provide $272,000 of additional borrowing capacity), other external sources amounting to $20,000 which could be increased by $60,000 through approval of the asset/liability committee, and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $4,744 from December 31, 2005 to June 30,
2006 primarily due to earnings of $9,048, which were partially offset by cash dividends paid of $2,934 and a write-down in tax-effected value of $2,071 on securities available-for-sale due to an increase in the overall interest rate environment.

Nonperforming Assets

Nonperforming assets (nonaccrual loans, other real estate and loans
90 days or more past due and still accruing) were $6,682 at June 30, 2006. This compares to $7,410 at June 30, 2005, $6,741 at December 31, 2005 and $5,448 at March 31, 2006. Expressed as a percentage of loans, net of unearned income plus other real estate, nonperforming assets were .65% at June 30, 2005, .58% at December 31, 2005, .47% at March 31, 2006 and .57% at
June 30, 2006.

Contractual Obligations

As of June 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

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

            No shares were repurchased during the quarter ended
            June 30, 2006.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of FNB Corporation was held at The Event Centre, 1655 Roanoke Street, Christiansburg, Virginia on May 9, 2006, at 2:00 p.m. The shareholders voted on three items, with results as indicated:

            (1) The election of four Class I Directors to serve until the 2009 Annual Meeting of Shareholders:

                                 No. of Shares    No. of Shares
            Director             Voted For        Withheld

            Beverley E. Dalton     6,257,273         103,446
            Daniel D. Hamrick      5,982,738         377,981
            William P. Heath, Jr.  6,010,480         350,240
            Steven D. Irvin        6,260,414         100,306

            (2) The ratification of the selection by the Audit Committee of the Board of Directors of Brown, Edwards & Company, L.L.P., as independent registered public accounting firm of FNB Corporation for 2006:

                                                             No. of
            No. of Shares    No. of Shares    No. of         Broker
            Voted For        Voted Against    Abstentions    Non-votes
              6,319,786          38,239          2,695           -

            (3)  The approval of the FNB Corporation 2006 Incentive Stock
            Plan:

                                                             No. of
            No. of Shares    No. of Shares    No. of         Broker
            Voted For        Voted Against    Abstentions    Non-Votes

              4,628,040         315,983          85,502      1,331,194

            The following Class II Directors are continuing to serve until the 2007 Annual Meeting of Shareholders:

            Kendall O. Clay
            Harold K. Neal
            Charles W. Steger
            Jon T. Wyatt

            The following Class III Directors are continuing to serve until the 2008 Annual Meeting of Shareholders:

            Glen C. Combs
            Douglas Covington
            F. Courtney Hoge
            Raymond D. Smoot, Jr.

            No other matters were voted on at the Annual Meeting.

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS

            See index to exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FNB Corporation


Date  August 4, 2006          /s/William P. Heath, Jr.
                                 William P. Heath, Jr.
                                 President & Chief Executive Officer
                                 (principal executive officer)


Date  August 4, 2006          /s/Daniel A. Becker
                                 Daniel A. Becker
                                 Executive Vice President &
                                   Chief Financial Officer
                                 (principal financial and accounting
                                  officer)

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

            Material Contracts

(10)A* FNB Corporation 2000 Incentive Stock Plan, incorporated by reference to Appendix to Proxy Statement on Schedule 14A filed April 3, 2000.

(10)B* Form of FNB Corporation Non-Qualified Stock Option Agreement for Non-Employee Director (2000 Plan), incorporated by reference to Exhibit (10)B to Form 10-Q for the quarter ended September 30, 2004.

(10)C* Form of FNB Corporation Restricted Stock Agreement for Employee (2000 Plan), incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 2004.

(10)D* Form of FNB Corporation Incentive Stock Option Agreement for Employee (2000 Plan), incorporated by reference to Exhibit (10)D to Form 10-Q for the quarter ended September 30, 2004.

(10)E* Second Amendment, dated February 23, 2006, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William
            P. Heath, Jr., incorporated by reference to Exhibit (10)E to Form 8-K filed March 1, 2006.

(10)G* Base Salaries for Named Executive Officers, incorporated by reference to Exhibit (10)G to Form 8-K filed July 31, 2006.

(10)H* Non-Employee Director Annual Compensation, incorporated by reference to Exhibit (10)H to Form 8-K filed May 15, 2006.

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

(10)L* Pay-For-Performance Plan, adopted February 23, 2006, incorporated by reference to Exhibit (10)L to Form 8-K filed March 1, 2006.

(10)M* Employment Agreement dated April 1, 2002 between FNB Corporation and D.W. Shilling, incorporated by reference to Exhibit (10)M to Form 10-Q for the quarter ended March 31, 2006.

(10)N* Form of Change in Control Agreement, dated April 1, 1999, between Daniel A. Becker and FNB Corporation and First National Bank, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 1997.

10(O)* FNB Corporation 2006 Incentive Stock Plan, effective as of May 9, 2006, incorporated by reference to Appendix A to Proxy Statement filed March 31, 2006.

10(P)* Form of Employee Stock Award Agreement, incorporated by reference to Exhibit 10(P) to Form 8-K filed May 15, 2006.

10(Q)* Form of Non-Employee Director Stock Award Agreement, incorporated by reference to Exhibit 10(Q) to Form 8-K filed May 15, 2006.

10(R)* Form of Non-Qualified Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(R) to Form 8-K filed June 1, 2006.

10(S)* Form of Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(S) to Form 8-K filed June 1, 2006.

10(T)* Form of Stock Appreciation Right Agreement for Employee, incorporated by reference to Exhibit 10(T) to Form 8-K filed June 1, 2006.

10(U)* Form of Stock Appreciation Right Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(U) to Form 8-K filed June 1, 2006.

10(V)* Form of Restricted Stock Agreement for Employee, incorporated by reference to Exhibit 10(V) to Form 8-K filed June 1, 2006.

10(W)* Form of Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(W) to Form 8-K filed June 1, 2006.

10(X)* Form of Restricted Stock Unit Agreement for Employee, incorporated by reference to Exhibit 10(X) to Form 8-K filed June 1, 2006.

10(Y)* Form of Restricted Stock Unit Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(Y) to Form 8-K filed
            June 1, 2006.

10(Z)* Form of Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(Z) to Form 8-K filed June 1, 2006.

10(AA)* Form of Stock Payment Award Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(AA) to Form 8-K filed June 1, 2006.

10(BB)* Change in Control Agreement, dated July 27, 2006, between FNB Corporation and Gregory W. Feldmann, incorporated by reference to
            Exhibit 10(BB) to Form 8-K filed July 31, 2006.

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