Form 10-Q
period 2006-09-30
FNB CORP \VA\
filed 2006-10-27
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                                     or
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

There were 7,355,132 shares outstanding as of October 26, 2006.

                       FNB CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS


                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of September 30, 2006    3

            Consolidated Balance Sheet as of December 31, 2005               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three and nine-month periods
            ended September 30, 2006 and 2005                              5-6

            Unaudited Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2006 and 2005             7

            Notes to Consolidated Financial Statements                    8-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-16

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     17

  Item 4.   Controls and Procedures                                         17

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               18

  Item 1A.  Risk Factors                                                    18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     18

  Item 3.   Defaults Upon Senior Securities                                 18

  Item 4.   Submission of Matters to a Vote of Security Holders             18

  Item 5.   Other Information                                               18

  Item 6.   Exhibits                                                        18

            Signatures                                                      19

            Index to Exhibits                                            20-22

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2006
In Thousands, Except Share and Per Share Data
(Unaudited)

ASSETS
Cash and due from banks                                        $   27,616
Federal funds sold                                                  3,500
Cash and cash equivalents                                          31,116
Securities available-for-sale, at fair value                      187,764
Securities held-to-maturity, at amortized cost (fair
  value approximated $1,944)                                        1,941
Other investments at cost                                           8,911
Mortgage loans held for sale                                       13,869
Loans, net of unearned income                                   1,173,424
Less allowance for loan losses                                     14,589
            Loans, net                                          1,158,835
Bank premises and equipment, net                                   25,629
Other real estate owned                                               573
Goodwill                                                           44,474
Core deposit intangibles                                            3,262
Other assets                                                       32,527
            Total assets                                      $ 1,508,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   163,005
      Interest-bearing demand and savings deposits                436,712
      Time deposits                                               472,030
      Certificates of deposit of $100,000 and over                182,931
            Total deposits                                      1,254,678
FHLB advances                                                      47,708
Trust preferred                                                    27,836
Other borrowings                                                      282
Other liabilities                                                   7,805
            Total liabilities                                   1,338,309
Stockholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,345,443 shares              36,727
      Surplus                                                      84,146
      Retained earnings                                            50,890
      Accumulated other comprehensive income (loss)                (1,171)
            Total stockholders' equity                            170,592
            Total liabilities and stockholders' equity        $ 1,508,901



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

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three and Nine Months Ended September 30, 2006 and 2005
In Thousands, Except Share and Per Share Data
(Unaudited)
                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          2006       2005      2006      2005
Interest income:
  Interest and fees on loans          $ 21,499     18,671    62,253    52,905
  Interest on securities:
    Taxable                              2,544      1,783     6,760     5,246
    Nontaxable                              76        108       252       343
  Interest on federal funds sold and
    short term investments                 284        268       718       668
         Total interest income          24,403     20,830    69,983    59,162
Interest expense:
  Deposits                               9,372      6,447    25,676    17,313
  Federal funds purchased and
    securities sold under
    agreements to repurchase                25         19        81        71
  Debt                                   1,166      1,261     3,537     3,742
         Total interest expense         10,563      7,727    29,294    21,126
         Net interest income            13,840     13,103    40,689    38,036
Provision for loan losses                  354        466     1,341     1,838
         Net interest income after
           provision for loan losses    13,486     12,637    39,348    36,198
Noninterest income:
  Service charges on deposit accounts    1,308      1,685     4,361     4,681
  Origination fees on loans sold           910      1,114     2,488     2,752
  Other service charges and fees           522        471     1,658     1,357
  Trust/investment product sales
    revenue                                317        310     1,107     1,034
  Other income                             758        579     1,974     2,364
  Securities gains, net                      -          -        25         -
         Total noninterest income        3,815      4,159    11,613    12,188
Noninterest expense:
  Salaries and employee benefits      $  5,509      4,996    16,195    14,771
  Occupancy and equipment expense, net   1,420      1,441     4,350     4,378
  Cardholder/merchant processing           273        203       743       601
  Supplies expense                         178        230       717       671
  Telephone expense                        172        173       526       531
  Other real estate owned expense, net      11         13       118       108
  Amortization of core deposit
    intangibles                            266        307       797       919
  Other expenses                         2,425      2,240     6,809     6,542
         Total noninterest expense      10,254      9,603    30,255    28,521
Income before income tax expense         7,047      7,193    20,706    19,865
Income tax expense                       2,383      2,313     6,994     6,923
         Net income                   $  4,664      4,880    13,712    12,942

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Continued)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          2006       2005      2006      2005
Other comprehensive income (loss),
  net of income tax expense (benefit):
    Gross unrealized gains (losses) on
      available-for-sale securities      2,149       (428)      103    (1,055)
        Less:  Reclassification
          adjustment for (gains)
          losses included in
          net income                         -          -       (25)        -
    Other comprehensive income (loss)    2,149       (428)       78    (1,055)

          Comprehensive income        $  6,813      4,452    13,790    11,887


          Basic earnings per share    $   0.64       0.67      1.87      1.78
          Diluted earnings per share  $   0.63       0.66      1.85      1.76
          Dividends declared per
            share                     $   0.21       0.20      0.61      0.58
          Average number basic
            shares outstanding       7,342,560  7,305,281 7,331,486 7,286,598
          Average number diluted
            shares outstanding       7,425,014  7,364,876 7,410,368 7,343,516


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2006 and 2005
In Thousands
(Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                               2006     2005
Cash flows from operating activities:
      Net income                                           $ 13,712   12,942
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                         1,341    1,838
            Depreciation and amortization of bank
                  premises and equipment                      1,798    1,909
            Amortization of core deposit intangibles            797      919
            ESOP compensation                                     -       45
            Stock awards compensation                           266      171
            Amortization of premiums and accretion
                  of discounts, net                             182      378
            Gain on sale of securities, net                     (25)       -
            Net loss (gain) on sale of fixed assets and
                  other real estate                              81     (798)
            Net increase in mortgage loans held
                  for sale                                   (5,635)  (5,078)
            Decrease in other assets                             18      909
            Increase in other liabilities                     1,453      834
                  Net cash provided by operating
                        activities                           13,988   14,069
Cash flows from investing activities:
      Proceeds from sales of securities available-
            for-sale                                              -      676
      Proceeds from calls and maturities of
            securities available-for-sale                    31,742   19,682
      Proceeds from calls and maturities of
            securities held-to-maturity                         661    1,315
      Purchase of securities available-for-sale             (59,716) (30,584)
      Net increase in loans                                 (11,849) (45,203)
      Proceeds from sale of fixed assets and
            other real estate owned                             312    2,091
      Recoveries on loans previously charged off                381      299
      Bank premises and equipment expenditures               (3,231)  (2,911)
                  Net cash used in investing
                        activities                          (41,700) (54,635)
Cash flows from financing activities:
      Net increase in deposits                               37,672   69,029
      Net decrease in FHLB advances                         (15,290) (17,079)
      Net decrease in other borrowings                       (6,532)  (1,496)
      Principal payments on ESOP debt                             -      100
      Stock options exercised                                   367      394
      Dividends paid                                         (4,478)  (4,231)
                  Net cash provided by financing
                        activities                           11,739   46,717
Net increase (decrease) in cash and cash equivalents        (15,973)   6,151
Cash and cash equivalents at beginning of period             47,089   37,786
Cash and cash equivalents at end of period                 $ 31,116   43,937

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2006 and 2005
In Thousands, Except Percent and Share Data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of September 30, 2006; the consolidated statements of income and comprehensive income for the three and nine months ended
      September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

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

(3)   Stock-based Compensation

      FNB's 2000 Incentive Stock Plan is an equity compensation plan for certain executives and directors which, prior to 2006, had been accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Effective January 1, 2006, using the modified prospective application transition method, FNB adopted SFAS 123R, Share-Based Payment, which requires that grants under the plan be accounted for using the fair value method. Under SFAS 123R, the fair value of options at the date of grant is estimated and that value is recorded as a charge to expense over the vesting period. Forfeitures are also projected at the date of grant. There were no options granted during the quarter and, effective December 31, 2005, all outstanding options under the stock option plan were fully vested. Therefore, there was no compensation expense reflected for the nine months ended September 30, 2006 related to stock options.

      Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month and nine month periods ended September 30, 2005 is estimated to be as follows:

                                      Three Months Ended    Nine Months Ended
                                      September 30, 2005    September 30, 2005

      Net Income, as reported              $  4,880              12,942

        Add:  Compensation expense
          related to stock grants
          included in net income,
          net of tax                             46                 111

      Deduct:  Compensation expense
        related to stock plans using
        fair value accounting, net of
        tax                                      74                 201

      Net Income, on a pro forma basis     $  4,852              12,852

      Basic earnings per share -
                           As reported        $0.67                1.78
                           Pro forma           0.66                1.76

      Diluted earnings per share -
                           As reported        $0.66                1.76
                           Pro forma           0.66                1.75

      On May 9, 2006, FNB's shareholders approved the FNB Corporation 2006 Incentive Stock Plan (the "2006 Plan"), which authorizes the granting of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and stock awards to employees, and stock options, SARs, restricted stock, restricted stock units, and stock awards to non-employee directors; and permits non-employee directors to elect to receive stock payment awards in lieu of Board fees. The 2006 Plan provides that, subject to capital adjustments, the maximum number of shares of FNB's common stock that may be issued under the 2006 Plan is 464,191 plus the number of shares of common stock represented by awards previously made under the FNB Corporation 2000 Incentive Stock Plan("2000 Plan") that were outstanding on, and that expire or are otherwise terminated or forfeited after, May 9, 2006. As a result of the shareholders' approval of the 2006 Plan, no additional awards will be made under the 2000 Plan on or after May 9, 2006, although all awards that were outstanding under the 2000 Plan as of May 9, 2006 remained outstanding in accordance with their terms. No stock options have been granted under the 2006 Plan.

(4)   Allowance for Loan Losses and Impaired Loans

      A loan is considered impaired when, in management's judgment, FNB will probably not be able to collect all amounts due according to the contractual terms of the loan. In making such assessment, management considers the individual strength of borrowers, trends in particular industries, the payment history of individual loans, the value and marketability of collateral and general economic conditions.

      FNB's methodology for evaluating the collectibility of a loan after it is deemed to be impaired does not differ from the methodology used for nonimpaired loans.

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          2006    2005         2006    2005
      Balance at beginning of period  $ 14,421  14,182       14,412  13,165
      Provisions for loan losses           354     466        1,341   1,838
      Loan recoveries                       75     162          381     299
      Loan charge-offs                    (261)   (422)      (1,545)   (914)

      Balance at end of period        $ 14,589  14,388       14,589  14,388

      Nonperforming assets consist of the following:

                                         September 30,    December 31,
                                             2006            2005
      Nonaccrual loans                   $  5,393           5,414
      Other real estate owned                 573             765
      Loans past due 90 days or more          593             562
        Total nonperforming assets       $  6,559           6,741

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2006.

(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2006 and December 31, 2005 were collateralized by investment securities controlled by FNB with a book value of $1,998 and $5,173, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $47,708 and $62,998 on September 30, 2006 and December 31, 2005, respectively. The interest rates on the advances as of September 30, 2006 range from 2.74% to 7.26% with a weighted average rate of 4.89% and have maturity dates through January 28, 2013. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans.

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

The following is a discussion of factors that significantly affected the financial condition and results of operations of FNB during the periods ended September 30, 2006 and 2005. This discussion should be read in connection with the consolidated financial statements presented herein. All amounts presented are denoted in thousands except per share data, percentages or as otherwise specified.

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

Overview

FNB's earnings were up 5.9% from the first nine months of 2005 to the first nine months of 2006 primarily due to higher net interest income as a result of higher average year-to-date loan and deposit balances. Net income was down 4.4% in the third quarter due to lower noninterest revenue and higher noninterest expense. Total loans at September 30, 2006 were up 2.3% over September 30, 2005.

We continue to expect revenue challenges in the fourth quarter due to the higher interest rate environment and its effect on deposit costs, loan demand and mortgage banking. We have several initiatives in place to stimulate loan growth such as the hiring of new commercial account officers, expansion of our private banking line of business in the Central Virginia market and enhancing the features and benefits of certain loan products. Management is also in the process of reviewing expenses to ensure that expense growth is controlled and in alignment with revenue growth.

Net Income

Net income for the third quarter of 2006 was $4,664 compared to $4,880 in the third quarter of 2005, down $216, or 4.4%. This decrease was due primarily to lower noninterest income and higher noninterest expense. Basic earnings per share declined from $.67 to $.64, or 4.5% for the same period. In the third quarter of 2005, there was a favorable tax adjustment relating to the amortization of core deposit intangibles amounting to $.02 per basic share.

Year-to-date September 30, 2006 net income rose 5.9%, from $12,942 in 2005 to $13,712 in 2006 due primarily to higher net interest income. Basic earnings per share rose from $1.78 to $1.87, or 5.1%, for the same period.

Net Interest Income

Net interest income currently provides 78% of the revenue of FNB. Net interest income is the amount of interest earned on interest-bearing assets less the amount of interest paid on deposits and other interest-bearing liabilities.

Net interest income before provision for loan losses increased 5.6%, or $737, from $13,103 in the third quarter of 2005 to $13,840 in the third quarter of 2006. This was primarily due to growth in year-to-date average loans amounting to 4.7% and growth in year-to-date average deposits amounting to 7.0%, and a slightly improved net interest margin. The net interest margin increased from 3.95% to 3.98% for the same period. Growth in loans and deposits accounted for $614 of the $737 increase in net interest income.

Net interest income increased by $2,653, or 7.0%, from $38,036 in the first nine months of 2005 to $40,689 in the first nine months of 2006. The net interest margin improved from 3.91% to 3.97%. Growth in year-to-date average earning assets accounted for $2,024 of the $2,653 increase in net interest income. Favorable changes in the composition of the balance sheet accounted for most of the remaining $629 improvement in net interest income and the improvement in the net interest margin. Average year-to-date lower-cost transaction deposit balances increased 8.0% and higher-cost average borrowing balances declined from $117,000 to $83,000.

Provision for Loan Losses

The provision for loan losses was $354 in the third quarter of 2006 compared to $466 in the third quarter of 2005, and $1,341 for the nine months ended September 30, 2006 compared to $1,838 for the same period of 2005. In management's opinion, asset quality has remained constant over the past twelve months and the provision enables FNB to maintain an adequate allowance for loan losses. The allowance for loan losses was $14,589 at September 30, 2006, up slightly from $14,412 at December 31, 2005 and $14,388 at September 30, 2005. The allowance for loan losses as a percent of loans, net of unearned income was 1.24% at September 30, 2006, 1.24% at December 31, 2005 and 1.25% at September 30, 2005.

Net charge-offs and net charge-offs to average year-to-date loans were $1,164 or .13% in the first nine months of 2006. This compares to $615 or .07% for the first nine months of 2005.

Noninterest Income

Noninterest income, which includes service charges on deposit accounts, loan origination income and service release fees on mortgage loans sold, other service charges, investment group fees and commissions, sundry income and net securities gains (losses), decreased $344, from $4,159 in the third quarter of 2005 to $3,815 in the third quarter of 2006 due primarily to lower secondary market mortgage income ($204) due to a higher interest rate environment and lower service charge income including early redemption penalty fees on certificates of deposit ($332). These unfavorable variances were offset in part by higher revenue generated by FNB's interest in a small business investment corporation ($203) and higher merchant cardholder transaction and debit card income ($72).

Year-to-date September 30, 2006 noninterest income decreased $575, from $12,188 in 2005 to $11,613 in 2006 due primarily to an $807 gain from an exchange of real estate in the first quarter of 2005, lower service charge revenue including early redemption penalty fees on certificates of deposit ($178) and lower secondary market mortgage revenue ($264). These unfavorable variances were offset in part by higher merchant cardholder transaction and debit card income ($296), higher revenue generated by FNB's interest in a small business investment corporation ($213), higher trust and investment product revenue ($73)and higher insurance revenue ($51).

Noninterest Expense

Noninterest expense, consisting of salaries and employee benefits, occupancy and equipment costs, checkcard and merchant processing, supplies and other expenses increased $651, or 6.8%, from $9,603 in the third quarter of 2005 to $10,254 in the third quarter of 2006.

The increase in noninterest expense from the third quarter of 2005 to the third quarter of 2006 was due primarily to higher salaries and benefits ($513) due largely to merit increases and higher health care expense.

Year-to-date September 30, 2006 noninterest expense increased $1,734, or 6.1%, from $28,521 in 2005 to $30,255 in 2006. This increase was due primarily to higher salaries and benefits ($1,424) due to merit increases, incentives, post retirement and other benefits, and expansion of the private banking line of business. In addition, consulting expense was higher by $150 due to the initiative to promote the FNB brand on a consistent basis, and merchant and debit card expenses increased by $143 due to higher volume. Although not of a material nature in any one category there were unfavorable variances amounting in total to $433 in postage, equipment expense, losses on other real estate owned and service charge refunds. These expense increases were offset in part by lower miscellaneous losses and charge-offs (losses on overdraft protection, fraudulent checks, and other miscellaneous losses) amounting to $420. Miscellaneous losses were unusually high in the first nine months of 2005. In addition, expense relating to the amortization of core deposit intangibles was $122 below the 2005 level.

Income Taxes

Income tax expense as a percentage of pre-tax income was lower at 33.8% through September 30, 2006 compared to 34.9% through September 30, 2005 due primarily to an unfavorable deferred tax adjustment of $163 taken in the first quarter of 2005.

Balance Sheet

Total assets of FNB grew 1.9%, or $27,419, from $1,481,482 at December 31, 2005 to $1,508,901 at September 30, 2006.

The cash and due from banks balance declined from $47,089 at December 31, 2005 to $27,616 at September 30, 2006. This balance sheet category consists primarily of cash and deposit clearing items, and tends to have significant daily fluctuations based on deposit inflows. The daily average balance of this category was $33,365 for year-to-date September 30, 2006. The ending balance of $27,616 was lower than the year-to-date average due to daily fluctuations in deposit clearing items and a change in product definition that enabled FNB to reduce reserve balances held at the Federal Reserve.

The growth of deposits ($37,672), the drop in cash and due from bank balances ($19,473) and increase in stockholders' equity ($10,116) resulting primarily from retained earnings compared to the growth in loans ($10,144) and mortgages held for sale ($5,635) from December 31, 2005 to September 30, 2006 generated/amounted to excess liquidity of $51,482. This excess liquidity was used primarily to pay down Federal Home Loan Bank (FHLB) advances ($15,290), pay down other borrowings consisting primarily of Federal funds purchased ($6,532), invest in securities available for sale ($28,365) and invest in Federal funds sold ($3,500).

Loan balances grew $10,144, or .9%, from $1,163,280 at December 31, 2005 to $1,173,424 at September 30, 2006. Run offs from the closed loan production office in Hilton Head, South Carolina and the discontinued indirect lending (dealer) operation amounted to $17,502. The dealer operation was discontinued in the second quarter of 2006 because profits were below expectations. All of the loan growth in 2006 occurred in the real estate construction category. Real estate mortgage loans declined by $18,066 due to the discontinued Hilton Head operation and higher interest rate environment as consumers opted for fixed-rate loans instead of adjustable-rate loans. Most fixed-rate mortgage loans are sold through the secondary market mortgage operation and are not held in the loan portfolio because of the interest-rate risk inherent in loans with a long maturity. FNB projects stronger loan growth going forward due to the introduction of several new products and the recent hiring of commercial account officers in the Roanoke Valley and Central Virginia markets. Additionally, there will be more emphasis on lending to operating companies as opposed to commercial real estate lending.

Total deposits grew 3.1%, or $37,672, from $1,217,006 at December 31, 2005 to $1,254,678 at September 30, 2006. Most of the growth was in higher-cost certificates of deposits ($28,753). Management continues to emphasize the importance of cross-selling and developing core relationships in order to grow lower-cost transaction account deposit balances. The commercial line of business is making an effort to obtain the deposit accounts of existing as well as new commercial customers.

Liquidity and Capital Resources

Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions.

In the first nine months of 2006, liquidity improved as the net cash flow from operations ($13,988) plus net cash flow provided from financing activities of $11,739 (primarily from deposit growth) exceeded the growth in loans and other miscellaneous non-earning assets, resulting in a net addition of liquid funds of $11,340. The loan to deposit ratio dropped from 95.6% at December 31, 2005 to 93.5% at September 30, 2006.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. Secondary sources include borrowings from the FHLB and Federal funds lines (at September 30, 2006, these sources would provide $259,000 of additional borrowing capacity), other external sources amounting to $12,000 which could be increased by $52,000 through approval of the asset/liability management committee, and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Stockholders' Equity

Stockholders' equity increased $10,116 from December 31, 2005 to September 30, 2006 primarily due to earnings of $13,712 partially offset by cash dividends paid of $4,478.

Nonperforming Assets

Nonperforming assets (nonaccrual loans, other real estate and loans 90 days or more past due and still accruing) were $6,559 at September 30, 2006. This compares to $7,207 at September 30, 2005 and $6,741 at December 31, 2005. Expressed as a percentage of loans, net of unearned income plus other real estate, nonperforming assets were .63% at September 30, 2005, .58% at December 31, 2005 and .56% at September 30, 2006.

Contractual Obligations

As of September 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of September 30, 2006, there have been no material changes to the off-balance sheet arrangements disclosed in "Management's Discussion and Analysis" in FNB's Annual Report to Shareholders for the year ended December 31, 2005.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

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

            No shares were repurchased during the quarter ended
            September 30, 2006.

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


                              FNB Corporation


Date  October 27, 2006        /s/William P. Heath, Jr.
                                 William P. Heath, Jr.
                                 President & Chief Executive Officer
                                 (principal executive officer)


Date  October 27, 2006        /s/Daniel A. Becker
                                 Daniel A. Becker
                                 Executive Vice President &
                                   Chief Financial Officer
                                 (principal financial and accounting
                                  officer)

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

10(CC)* Change in Control Agreement, dated August 25, 2006, between FNB Corporation and David W. DeHart, incorporated by reference to
            Exhibit 10(CC) to Form 8-K filed August 30, 2006.

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