Form 10-K
period 2006-12-31
FNB CORP \VA\
filed 2007-03-12
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006
                                     or
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

        Securities registered pursuant to Section 12(b) of the Act:
                        Common stock, $5 par value

Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

 Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  YES       NO   X

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, was $263,336,992.

There were 7,352,767 shares of common stock outstanding as of March 8, 2007.





                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of FNB's Annual Report to Shareholders for the year ended
December 31, 2006, are incorporated into Parts I and II hereof. Portions of FNB's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007, are incorporated into Part III hereof.

                               TABLE OF CONTENTS
PART I

Item 1.   Business                                                Page
               General Development of Business                       4
               Description of Business                               4
               Government Supervision and Regulation                 4
               Competition                                          13
               Employees                                            13
               Available Information                                13
               Securities Act Guide 3. Statistical
                  Disclosure by Bank Holding Companies              14
Item 1A.  Risk Factors                                              30
Item 1B.  Unresolved Staff Comments                                 32
Item 2.   Properties                                                32
Item 3.   Legal Proceedings                                         33
Item 4.   Submission of Matters to a Vote of Security Holders       33

PART II

Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of
          Equity Securities                                         34
Item 6.   Selected Financial Data                                   34
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation              34
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                               34
Item 8.   Financial Statements and Supplementary Data               35
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    35
Item 9A.  Controls and Procedures                                   35
Item 9B.  Other Information                                         39

PART III

Item 10.  Directors, Executive Officers and Corporate Governance    39
Item 11.  Executive Compensation                                    39
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters            39
Item 13.  Certain Relationships and Related Transactions and
          Director Independence                                     40
Item 14.  Principal Accounting Fees and Services                    41

PART IV

Item 15.  Exhibits, Financial Statement Schedules                   41
          Consolidated Financial Statements                         41
          Signatures                                                42
          Index to Exhibits                                         44

PART I

Item 1. Business

General Development of Business. FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. As a result of mergers and acquisitions, FNB Corporation had three banking subsidiaries (First National Bank, FNB Salem Bank and Trust, National Association, and Bedford Federal Savings Bank, National Association) at December 31, 2005. In May 2006 FNB Salem Bank and Trust, National Association and Bedford Federal Savings Bank, National Association, were merged into First National Bank. This merger resulted in FNB Corporation having one banking subsidiary, First National Bank (together with FNB Corporation, "FNB").

Description of Business. FNB, through its banking subsidiary ("Bank"), provides a full complement of consumer and commercial banking services to its primary service areas which include the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the Cities of Roanoke, Salem and Lynchburg, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. With an emphasis on personal service, FNB offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, small business, and FHA and SBA guaranteed loans, commercial loans, lines and letters of credit as well as trust services and investment products. In addition to its 27 branches, two loan production offices, telephone, and online banking, FNB has over 50 ATMs located both on premises and in other strategic positions within its primary market areas.

Government Supervision and Regulation.

General

As a bank holding company, FNB is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Other federal and state laws govern the activities of the Bank including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare. The Bank is also subject to various consumer and compliance laws. As a national bank, the Bank is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). The Bank also is subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC").

The following description summarizes the significant federal and state laws applicable to FNB and the Bank. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act

Under the Bank Holding Company Act of 1956, as amended, FNB is subject to examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. FNB's activities at the bank holding company level are limited to:

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

USA Patriot Act

The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists' activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation and cost of compliance, we do not expect the USA Patriot Act to materially affect our products, services or other business activities.

The Federal Bureau of Investigation ("FBI") has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. The Bank and FNB have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the Bank or FNB finds any relationship or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control ("OFAC"), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank or FNB finds a name on any account, or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The USA Patriot Act also requires financial institutions to maintain "customer identification programs". These programs must provide for the collection of certain identifying information at account openings, the verification of the identity of new account holders within a reasonable time period, the reasonable belief by a banking organization that it knows each customer's identity, the recordation of the information used to verify a customer's identity and the comparison of the names of new customers against government lists of known or suspected terrorists or terrorist organizations.

Privacy and Fair Credit Reporting

Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank has a written privacy policy that is delivered to each of its customers when customer relationships begin and annually thereafter. In accordance with the privacy policy, the Bank will protect the security of information about its customers, educate its employees about the importance of protecting customer privacy, and allow its customers to remove their names from the solicitation lists they use and share with others. The Bank requires business partners with whom it shares such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. The Bank has programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. To date, Virginia has not done so, but is authorized to consider proposals that would impose additional requirements or restrictions on the Bank. If the federal or state regulators establish further guidelines for addressing customer privacy issues, the Bank may need to amend its privacy policies and adapt its internal procedures.

Sarbanes-Oxley Act

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by the Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

The Sarbanes-Oxley Act generally applies to all domestic companies, such as FNB, that file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and new corporate governance rules, which required the SEC to adopt extensive additional disclosures, corporate governance provisions and other related rules. FNB has expended considerable time and money in complying with the Sarbanes-Oxley Act and expects to continue to do so in the future.

Payment of Dividends

FNB is a legal entity separate and distinct from the Bank. Virtually all of FNB's revenues result from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. Under the National Bank Act, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the Bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in the federal regulations.

Both the OCC and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice. Both the OCC and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, FNB is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect FNB's dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Virginia law imposes some restrictions on FNB's ability to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category
I) to 43 basis points of assessable deposits for the riskiest (Risk Category
IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credit can be used to offset assessments until exhausted. The Bank's one-time credit is expected to be approximately $830,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capital Requirements

Each of the OCC and the Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, FNB and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital", which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank which violates the law, engages in an unsafe or unsound bank practice or which is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the Federal Reserve Board, FNB is required to serve as a source of financial strength to its subsidiary depository institution and to commit resources to support the Bank in circumstances where it might not do so otherwise.

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member banks borrowings and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve's monetary policies have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2007, the first $8.5 million will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $8.5 million to and including $45.8 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $45.8 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley ("GLB") Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLB Act permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. FNB has not elected to become a financial holding company.

The GLB Act also provides that states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

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

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

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

First National Bank received a rating of "satisfactory" in its latest Community Reinvestment Act examination.

Fair Lending and Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions.

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

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact FNB's or the Bank's operations. FNB expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Competition. The Bank competes with local banks and regional and local offices of multi-state bank holding companies for both deposits and loans and also with diversified providers of financial services such as brokers, mutual funds and mortgage and finance companies. Deposits are acquired from a highly diversified customer base that includes individuals, small and large businesses and municipal and other governmental entities, none of which represent a material concentration of the Bank's core deposits. The Bank's loan portfolio is not concentrated in any single industry or group of related industries, nor is there any material risk associated with the Bank's portfolio composition other than that which is expected in the normal course of business of a bank. The Bank does not experience a material seasonal fluctuation in its business.

Employees. FNB had 464 full-time equivalent employees as of December 31, 2006.

Available Information. FNB files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any documents FNB files at the SEC's Public Reference Room at 450 Fifth Street, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC's Internet website at http://www.sec.gov.

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

Securities Act Guide 3. Statistical Disclosure by Bank Holding Companies. The following schedules are included:

    I. Average Balance Sheets and Analysis of Net Interest Earnings Rate/Volume Variance

   II.   Securities Available-For-Sale at Fair Value
         Securities Held-To-Maturity at Amortized Cost
         Securities--Maturity/Yield Schedule
         Types of Loans

  III.   Loan Maturities and Interest Sensitivity
         Nonperforming Assets and Past Due and Restructured Loans
         Pro forma/Recorded Interest on Nonaccrual Loans

   IV.   Analysis of the Allowance for Loan Losses
         Allocation of Allowance for Loan Losses

    V.   Deposit Maturities
         Return on Equity and Assets

   VI.   Interest Sensitivity Analysis

GUIDE 3. I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
             INTEREST RATES AND INTEREST DIFFERENTIAL

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                           2006
                                                                     Average
                                             Average     Income/     Yield/
(thousands)                                  Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)     $1,171,466      84,210      7.19%
Securities:
   Taxable                                   181,733       9,193      5.06
   Non-taxable (2)                             7,317         500      6.83
     Total securities                        189,050       9,693      5.13
Short term investments (3)                    21,140       1,122      5.31
     Total interest-earning assets         1,381,656      95,025      6.88
Allowance for loan losses                    (14,584)
Cash and due from banks, noninterest-
   bearing                                    32,168
Bank premises and equipment, net              25,247
Other real estate owned                          257
Other assets                                  80,121
     Total assets                         $1,504,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Interest bearing demand                $  209,873       3,358      1.60%
   Savings                                   227,884       6,841      3.00
   Time                                      470,928      17,843      3.79
   Certificates of deposit of
     $100,000 and over                       179,629       7,345      4.09
     Total interest-bearing deposits       1,088,314      35,387      3.25
Federal funds purchased and securities
   sold under agreements to repurchase         2,306         117      5.07
Other borrowed funds                          81,304       4,785      5.89
     Total interest-bearing liabilities    1,171,924      40,289      3.44
Demand deposits, noninterest-bearing         155,686
Other liabilities                             11,633
Stockholders' equity                         165,622
     Total liabilities and
       stockholders' equity               $1,504,865

Interest income and rate earned                         $ 95,025      6.88%
Interest expense and rate paid                            40,289      3.44
Interest rate spread                                                  3.44
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                            $ 54,736      3.96%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35%.

(3) Includes loans held for sale.

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                           2005
                                                                     Average
                                             Average     Income/     Yield/
(thousands)                                  Balance     Expense     Rate
ASSETS
Loans (Net of unearned income) (1)(2)     $1,132,817      72,287      6.38%
Securities:
   Taxable                                   151,312       7,118      4.70
   Non-taxable (2)                            10,008         689      6.88
     Total securities                        161,320       7,807      4.84
Short term investments (3)                    20,324         950      4.67
     Total interest-earning assets         1,314,461      81,044      6.17
Allowance for loan losses                    (14,066)
Cash and due from banks, noninterest-
   bearing                                    34,306
Bank premises and equipment, net              24,478
Other real estate owned                          668
Other assets                                  75,672
     Total assets                         $1,435,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Interest bearing demand                $  214,620       2,357      1.10%
   Savings                                   187,919       3,022      1.61
   Time                                      449,237      13,652      3.04
   Certificates of deposit of
     $100,000 and over                       157,471       5,337      3.39
     Total interest-bearing deposits       1,009,247      24,368      2.41
Federal funds purchased and securities
   sold under agreements to repurchase         3,118          93      2.98
Other borrowed funds                         107,558       4,741      4.41
     Total interest-bearing liabilities    1,119,923      29,202      2.61
Demand deposits, noninterest-bearing         152,883
Other liabilities                              8,281
Stockholders' equity                         154,432
     Total liabilities and
       stockholders' equity               $1,435,519

Interest income and rate earned                         $ 81,044      6.17%
Interest expense and rate paid                            29,202      2.61
Interest rate spread                                                  3.56
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                            $ 51,842      3.94%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35%.

(3) Includes loans held for sale.

   A. and B.  AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                           2004
                                                                     Average
                                             Average     Income/     Yield/
(thousands)                                  Balance     Expense     Rate
ASSETS
Loans (net of unearned income)(1)(2)      $1,057,485      61,934      5.86%
Securities:
   Taxable                                   162,536       7,225      4.45
   Non-taxable(2)                             15,142       1,077      7.11
     Total securities                        177,678       8,302      4.67
Short term investments (3)                    16,560         625      3.77
     Total interest-earning assets         1,251,723      70,861      5.66
Allowance for loan losses                    (12,745)
Cash and due from banks, noninterest-
   bearing                                    31,889
Bank premises and equipment, net              24,381
Other real estate owned                          736
Other assets                                  76,267
     Total assets                         $1,372,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
   Interest bearing demand                $  197,403       1,368      0.69%
   Savings                                   179,417       1,216      0.68
   Time                                      434,602      11,378      2.62
   Certificates of deposit of
     $100,000 and over                       140,724       4,396      3.12
     Total interest-bearing deposits         952,146      18,358      1.93
Federal funds purchased and securities
  sold under agreements to repurchase          4,940          80      1.62
Other borrowed funds                         117,535       4,222      3.59
    Total interest-bearing liabilities     1,074,621      22,660      2.11
Demand deposits, noninterest-bearing         143,291
Other liabilities                              9,279
Stockholders' equity                         145,060
     Total liabilities and
       stockholders' equity               $1,372,251

Interest income and rate earned                         $ 70,861      5.66%
Interest expense and rate paid                            22,660      2.11
Interest rate spread                                                  3.55
NET INTEREST INCOME AND NET YIELD
   ON AVERAGE EARNING ASSETS                            $ 48,201      3.85%

(1) Interest on nonaccrual loans has been included only to the extent reflected in the statements of income. Nonaccrual loans are included in average balances for yield computations.

(2) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35%.

(3) Includes loans held for sale

   A.  RATE/VOLUME VARIANCE

                           2006 Compared to 2005     2005 Compared to 2004
                                   Due to  Due to            Due to  Due to
(thousands)               Change   Volume  Rate     Change   Volume  Rate
INTEREST INCOME
Loans(1)                $ 11,923   2,622   9,301    10,353   4,610   5,743
Securities:
  Taxable                  2,075   1,485     590      (107)   (513)    406
  Non-taxable(1)            (189)   (185)     (4)     (388)   (359)    (29)
Federal funds sold           172      41     131       325     159     166
      Total               13,981   3,963  10,018    10,183   3,897   6,286

INTEREST EXPENSE
Interest bearing demand    1,001     (64)  1,065       989     154     835
Savings                    3,819     921   2,898     1,806      97   1,709
Time                       4,191     741   3,450     2,274     414   1,860
Certificates of deposit
   of $100,0000 and over   2,008     829   1,179       941     545     396
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                 24     (33)     57        13     (42)     55
Other borrowed funds          44  (1,351)  1,395       519    (399)    918
      Total               11,087   1,043  10,044     6,542     769   5,773

Net interest income     $  2,894   2,920     (26)    3,641   3,128     513

Variances caused by changes in rate times the changes in volume are allocated equally.

(1) Income and rates on non-taxable loans and securities are computed on a tax equivalent basis using a federal tax rate of 35%.

GUIDE 3.  II. INVESTMENT PORTFOLIO

   A.  SECURITIES AVAILABLE-FOR-SALE AT FAIR VALUE

                                                December 31,
(thousands)                             2006        2005         2004
U.S. Treasury                      $     147         146          149
U.S. Government agencies and
corporations                          50,849      41,643       26,676
Mortgage-backed                      105,556      86,136       76,359
States and political subdivisions     11,070      14,260       17,100
Corporate                             11,199      17,214       22,085

   Totals                          $ 178,821     159,399      142,369

   A.  SECURITIES HELD-TO-MATURITY AT AMORTIZED COST

                                                 December 31,
(thousands)                             2006        2005         2004
Mortgage-backed                    $      56          85          121
States and political subdivisions      1,527       2,523        3,818

   Totals                          $   1,583       2,608        3,939

   B.  SECURITIES--MATURITY/YIELD SCHEDULE

                                          As of December 31, 2006
                                       Securities Available-for-Sale
                                                Approximate  Tax
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield
U.S. Government agencies and
  corporations:
   Within 1 year                 $    3,656        3,626        4.26
   1 through 5 years                 34,979       34,554        4.58
   6 through 10 years                24,520       24,253        4.92
   Over 10 years                     94,550       93,972        5.25
     Total                          157,705      156,405        5.02
States and political
  subdivisions:
   Within 1 year                        765          768        6.17
   1 through 5 years                  6,441        6,460        5.97
   6 through 10 years                 1,726        1,675        5.92
   Over 10 years                      2,117        2,167        6.72
     Total                           11,049       11,070        6.12
Other securities:
   Within 1 year                      3,156        3,156        5.38
   1 through 5 years                  6,005        6,027        5.30
   6 through 10 years                 2,117        2,163        5.71
     Total                           11,278       11,346        5.40

                                 $  180,032      178,821        5.11

   B.  SECURITIES--MATURITY/YIELD SCHEDULE

                                          As of December 31, 2006
                                       Securities Held-To-Maturity
                                                Approximate  Tax
                                    Amortized   Fair         Equivalent
(thousands)                         Costs       Values       Yield
U.S. Government agencies and
  corporations:
   1 through 5 years             $       15           15        8.00
   6 through 10 years                     2            2        9.00
   Over 10 years                         39           39        5.53
     Total                               56           56        6.31
States and political
  subdivisions:
   Within 1 year                        625          627        7.20
   1 through 5 years                    902          902        5.39
     Total                            1,527        1,529        6.14

                                 $    1,583        1,585        6.14

GUIDE 3.  III LOANS

   A.  TYPES OF LOANS
                                               December 31,
                                 2006              2005               2004
                                     % of              % of              % of
(thousands)                  Amount  Total     Amount  Total     Amount  Total
Commercial               $  107,860    9.2    104,160    9.0     91,909    8.3
Consumer                    183,816   15.7    192,844   16.6    176,042   16.0
Real estate - commercial    289,300   24.7    291,015   25.0    292,606   26.5
Real estate - construction  229,147   19.6    186,834   16.0    142,059   12.9
Real estate - mortgage      359,950   30.8    388,427   33.4    400,854   36.3
                         $1,170,073  100.0  1,163,280  100.0  1,103,470  100.0

   A.  TYPES OF LOANS (Continued)
                                        December 31,
                                 2003               2002
                                     % of              % of
(thousands)                  Amount  Total     Amount  Total
Commercial               $   87,826    8.8     76,665   11.1
Consumer                    159,722   16.0    133,304   19.3
Real estate - commercial    282,366   28.2    225,316   32.6
Real estate - construction   90,663    9.1     49,186    7.1
Real estate - mortgage      379,311   37.9    207,190   29.9
                         $  999,888  100.0    691,661  100.0

   B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                           As of December 31, 2006
                                           One
                                Within     Through      Over
(thousands)                     One Year   Five Years   Five Years   Total
Commercial:
   Fixed interest rates       $  14,979      25,038        4,533     44,550
   Floating interest rates       48,149      15,161            -     63,310
     Total                       63,128      40,199        4,533    107,860
Real estate-commercial:
   Fixed interest rates          12,126      37,446       23,389     72,961
   Floating interest rates       63,931     150,854        1,554    216,339
     Total                       76,057     188,300       24,943    289,300
Real estate-construction:
   Fixed interest rates          14,221      19,975        2,128     36,324
   Floating interest rates      176,016      16,807            -    192,823
     Total                      190,237      36,782        2,128    229,147

                              $ 329,422     265,281       31,604    626,307

   C.  NONPERFORMING ASSETS AND PAST DUE LOANS
                                                 December 31,
(thousands)                        2006     2005     2004     2003     2002
Nonaccrual loans                $ 5,074    5,414    3,534    3,142    2,914
Other real estate owned             637      765    1,269    1,872    1,001
Accruing loans past due
  90 days                           362      562      747      437      596

    Total nonperforming assets  $ 6,073    6,741    5,550    5,451    4,511

PRO FORMA/RECORDED INTEREST ON NONACCRUAL LOANS

(thousands)                        2006     2005     2004     2003     2002
Pro forma interest-nonaccrual
  loans                         $   436      379      241      224      225

Recorded interest-nonaccrual
  loans                         $    96        -        -        -        -

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

GUIDE 3.  IV.  SUMMARY OF LOAN LOSS EXPERIENCE

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(thousands)                          2006         2005         2004
AVERAGE LOANS OUTSTANDING        $1,171,466    1,132,817    1,057,485

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period     $   14,412       13,165       12,002
Provision for loan losses             1,737        2,564        3,046
                                     16,149       15,729       15,048
Loans charged off:
   Commercial                           839          193          770
   Consumer                             988        1,036        1,332
   Real estate - commercial             718            -           46
   Real estate - construction             -            9            9
   Real estate - mortgage               193          442          209
       Total loans charged off        2,738        1,680        2,366
Recovery of loans previously
  charged off:
   Commercial                            94          119          185
   Consumer                             361          178          265
   Real estate - commercial               1           55            -
   Real estate - construction             -            -            -
   Real estate - mortgage                53           11           33
       Total recoveries                 509          363          483

Net loans charged off                 2,229        1,317        1,883
Balance, end of period           $   13,920       14,412       13,165

Net charge-offs to average
  loans outstanding                    0.19%        0.12         0.18

   A.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES (Continued)

(thousands)                          2003         2002
AVERAGE LOANS OUTSTANDING        $  826,969      666,213

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period     $    9,466        8,827
Provision for loan losses             2,158        1,369
Reserve acquired through merger       1,382            -
                                     13,006       10,196
Loans charged off:
   Commercial                           358          299
   Consumer                             997        1,034
   Real estate - commercial              35           60
   Real estate - construction             -            -
   Real estate - mortgage                50          278
       Total loans charged off        1,440        1,671
Recovery of loans previously
  charged off:
   Commercial                           165          117
   Consumer                             212          402
   Real estate - commercial               -          383
   Real estate - construction             -            -
   Real estate - mortgage                59           39
       Total recoveries                 436          941

Net loans charged off                 1,004          730
Balance, end of period           $   12,002        9,466

Net charge-offs to average
  loans outstanding                    0.12%        0.11

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                               December 31,
                                 2006              2005               2004
                                      % of              % of             % of
                                      Loans             Loans            Loans
                                       to                to               to
(thousands)                   Amount  Total     Amount  Total    Amount  Total
Commercial                 $   3,664   0.31      3,706   0.32     3,106   0.28
Consumer                       2,542   0.22      2,753   0.24     2,562   0.23
Real estate - commercial       1,827   0.16      3,680   0.31     2,815   0.26
Real estate - construction     4,718   0.40      1,532   0.13       778   0.07
Real estate - mortgage           982   0.08      2,403   0.21     2,142   0.19
Unassigned portion
  of allowance                   187   0.02        338   0.03     1,762   0.16
                           $  13,920   1.19     14,412   1.24    13,165   1.19

   B.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (Continued)

                                        December 31,
                                  2003               2002
                                     % of               % of
                                     Loans              Loans
                                      to                 to
(thousands)                  Amount  Total     Amount   Total
Commercial                $   2,993   0.30      2,642    0.38
Consumer                      2,420   0.24      2,179    0.32
Real estate - commercial      3,003   0.30      2,117    0.31
Real estate - construction      705   0.07        649    0.09
Real estate - mortgage        1,803   0.18      1,314    0.19
Unassigned portion
  of allowance                1,078   0.11        565    0.08
                          $  12,002   1.20      9,466    1.37

Management continually reviews the loan portfolio for signs of deterioration. In making their evaluation of the portfolio, factors considered include the individual strength of borrowers, the strength of the individual industries, the value and marketability of collateral, specific market strengths and weaknesses, and general economic conditions. Management believes that the allowance for loan losses at December 31, 2006 is adequate to cover potential loan losses inherent in the loan portfolio.

GUIDE 3.  V.  DEPOSITS

   A.  DEPOSIT MATURITIES
                                   As of December 31, 2006
                                        Mature Within
                                               Over Six
                      Three      Over Three    Months
                      Months     Months        Through     Over
                      or         Through       Twelve      Twelve
(thousands)           Less       Six Months    Months      Months      Total
Certificates of
 deposit and other
 time deposits of
 $100 and over     $    25,253      26,148      54,406      81,551     187,358
All other deposits     373,344      90,095     152,132     460,053   1,075,624
   Total deposits  $   398,597     116,243     206,538     541,604   1,262,982

GUIDE 3.  VI.  RETURN ON EQUITY AND ASSETS

Refer to FNB's 2006 Annual Report to Shareholders which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K under the heading "Selected Consolidated Financial Information" for a five year summary of financial information which includes return on equity, return on assets and other ratios.

INTEREST SENSITIVITY ANALYSIS
                                           As of December 31, 2006
                                          Mature or Reprice Within
                                        Over Three
                              Three     Months     Over One
                              Months    Through    Year To    Over
                              or        Twelve     Five       Five
(thousands)                   Less      Months     Years      Years     Total
INTEREST-EARNING ASSETS
Loans, net (excluding
   nonaccrual)              $ 426,882  258,980   436,720     42,417  1,164,999
Securities:
 Available-for-sale,
   at fair value                2,425    6,313    52,045    118,038    178,821
 Held-to-maturity,
   at amortized cost              325      339       917          2      1,583
Other interest-earning
   assets                      29,117   12,474         -      9,075     50,666
     Total interest-
     earning assets         $ 458,749  278,106   489,682    169,532  1,396,069

INTEREST-BEARING LIABILITIES
Certificates of deposit
   and other time deposits
   of $100M and over        $  25,253   80,554    81,551          -    187,358
Time                           82,531  183,928   202,773          -    469,232
All other deposits            282,889   34,530   130,509          -    447,928
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      45        -         -          -         45
Other borrowed funds           10,064   25,161    27,409          -     62,634
     Total interest-
     bearing
     liabilities            $ 400,782  324,173   442,242          -  1,167,197
Interest sensitivity
   gap per period           $  57,967  (46,067)   47,440    169,532    228,872
Cumulative interest
   sensitivity gap             57,967   11,900    59,340    228,872          -

Item 1A.  Risk Factors

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.

Our business operations are centered primarily in the New River Valley, consisting of Montgomery County, Virginia and surrounding counties, the cities of Roanoke, Salem and Lynchburg, Virginia and Roanoke and contiguous counties, including Bedford and Franklin, Virginia. Increased competition within this area may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

We are subject to extensive supervision by several governmental regulatory agencies at the federal level. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in our business can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal offices of FNB are located in the 73,000 square foot FNB Center which is owned and located at 105 Arbor Drive in Christiansburg, Virginia. The FNB Center also contains the primary operations, mortgage loan and data processing departments of FNB.

In addition to its main office, FNB owns 18 branches, two operation centers and one loan production office, and leases nine branches and one loan production office.

The majority of such space is used by FNB in its operations. The leased properties are leased from independent parties on terms which management believes are reasonable in relationship to other available properties in similar markets. For more information regarding FNB's leasing activities, please read Note 8 "Leasing Activities" of the Notes to Consolidated Financial Statements included in FNB's 2006 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

In the ordinary course of operations, FNB and its subsidiaries expect to be parties to various legal proceedings. At present, there are no pending proceedings against FNB or its bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of FNB or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

FNB has one class of Common Stock with a par value of $5 per share. There were approximately 1,778 shareholders of record as of December 31, 2006, holding 7,348,823 shares of the authorized 25,000,000 shares of common stock. On July 9, 2002, FNB was formally named to the Russell 2000 stock index.
The Russell 2000 index is comprised of the 3,000 largest U.S. corporations ranked in order of total market capitalization (excluding from that group the 1,000 largest companies). FNB's stock trades on the Nasdaq Global Select Market under the symbol FNBP.

The recent market prices and other related shareholder data is incorporated herein by reference to the section entitled, "Market Price and Dividend Data," under Management's Discussion and Analysis of Financial Condition and Results of Operation in FNB's 2006 Annual Report to Shareholders which is filed as
Exhibit 13 to this Annual Report on Form 10-K. At March 8, 2007, the closing price was $34.10.

During 2006 and 2005, FNB paid dividends on a quarterly basis, which is currently anticipated to be the normal frequency for the foreseeable future. There are no known restrictions on retained earnings that would affect the ability to pay further dividends other than those imposed by regulatory agencies. See Note 13 "Dividend Restrictions and Capital Requirements" of the Notes to Consolidated Financial Statements and the section entitled "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operation, both in FNB's 2006 Annual Report to Shareholders, which is filed as Exhibit 13 to this Annual Report on Form 10-K and both of which are incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data is presented in FNB's 2006 Annual Report to Shareholders, which is filed as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operation is included in the section under the same heading in FNB's 2006 Annual Report to Shareholders, which is filed as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding market risks is included in the section entitled, "Market Risks Related to Financial Instruments" under Management's Discussion and Analysis of Financial Condition and Results of Operation in FNB's 2006 Annual Report to Shareholders, which is filed as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following independent registered public accountant's report, consolidated financial statements, and supplementary financial information included in FNB's 2006 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference:

           Report of Independent Registered Public Accounting Firm on the
                  Consolidated Financial Statements
           Consolidated Balance Sheets - December 31, 2006 and 2005 Consolidated Statements of Income and Comprehensive Income - Years
                  ended December 31, 2006, 2005,and 2004
           Consolidated Statements of Cash Flows - Years ended December 31,
                  2006, 2005, and 2004
           Consolidated Statements of Changes in Shareholders' Equity - Years
                  ended December 31, 2006, 2005, and 2004
           Notes to Consolidated Financial Statements

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2006 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2006, FNB's internal control over financial reporting was effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Brown, Edwards & Company, L.L.P., an independent registered public accounting firm, as stated in its attestation report below.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BROWN,
EDWARDS &
COMPANY, L.L.P.
Certified Public Accountants




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




     We have audited management's assessment, included in the accompanying Report of Management, that FNB Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that FNB Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.


        Providing Professional Business Advisory & Consulting Services

     100 Arbor Drive, Suite 108   Christiansburg, VA 24073   540-381-9333
                 Fax:  540-381-8319   www.BEcpas.com
         Member:  SEC and Private Companies Practice Sections of
           American Institute of Certified Public Accountants

     We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FNB Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 6, 2007, expressed an unqualified opinion thereon.


                                           /s/Brown, Edwards & Company, L.L.P.
                                              CERTIFIED PUBLIC ACCOUNTANTS



Christiansburg, Virginia
February 6, 2007































        Providing Professional Business Advisory & Consulting Services

     100 Arbor Drive, Suite 108   Christiansburg, VA 24073   540-381-9333
                 Fax:  540-381-8319   www.BEcpas.com
         Member:  SEC and Private Companies Practice Sections of
           American Institute of Certified Public Accountants

Item 9B Other Information

None.


PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information on directors is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Proposal One: Election of Directors."

Information on executive officers is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Executive Officers of the Corporation and Their Compensation."

FNB adopted a Code of Conduct dated January 29, 2004 which was filed with the Commission as Exhibit 14 to FNB's Form 10-K for the year ended December 31, 2003. FNB intends to report amendments to or waivers from the Code of Conduct that are required to be reported on FNB's website, as permitted by applicable rules and regulations of the SEC and NASDAQ, although FNB may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. FNB's Code of Conduct is available on FNB's Internet site at www.fnbonline.com - Investor Relations - Corporate Governance. The Code of Conduct may be obtained by writing to the Corporate Secretary at P.O. Box 600, Christiansburg,
Virginia  24068-0600.

Information on the Board of Director's audit committee and audit committee financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Board of Directors and Committees of the Board."

Information on Section 16(a) reporting is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

Information regarding executive compensation, the compensation committee's report and the compensation discussion and analysis is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Executive Officers of the Corporation and Their Compensation."

Information regarding compensation of directors, including a listing of compensation committee members, is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Board of Director and Committees of the Board" and "2006 Compensation of Non-Employee Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Security Holders. FNB knows of no person or group that beneficially owned more than 5% of FNB's outstanding shares of common stock as of March 1, 2007.

Security Ownership of Directors and Executive Management. Information on security ownership of directors and executive officers is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of December 31, 2006 with respect to certain compensation plans under which equity securities of FNB are authorized for issuance.

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
                                                                (c)

Equity compensation
plans approved by
security holders(1)        215,520              $19.83            448,926

Equity compensation
plans not approved
by security holders              -                    -                 -

Total                      215,520              $19.83            448,926


  (1) Consists solely of the FNB 2000 and 2006 Incentive Stock Plans which were approved by shareholders in 2000 and 2006, respectively, which make common stock available for awards to key employees and non-employee directors of FNB in the form of stock options, stock appreciation rights, restricted stock units and stock awards. For a full description of FNB's stock compensation plans please read Note 22 of the Notes to Consolidated Financial Statements included in FNB's Annual Report to Shareholders for the year ended December 31, 2006 incorporated as Exhibit 13.

Item 13.  Certain Relationships and Related Transactions and Director
Independence

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

Information on transactions with management is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Interest of Directors and Executive Officers in Certain
Transactions."

Information on director independence is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading "Director Independence."

Item 14.  Principal Accounting Fees and Services

Information related to audit and non-audit fees and pre-approval policies and procedures for audit and permitted non-audit services is incorporated by reference to FNB's Proxy Statement for the 2007 Annual Meeting of Shareholders under the headings "Audit and Non-Audit Fees" and "Audit Committee Pre-Approval Policy."


PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)(1). Consolidated Financial Statements. The following independent registered public accountant's report and consolidated financial statements of FNB are incorporated by reference to FNB's 2006 Annual Report to Shareholders included within this document as Exhibit 13:

          Report of Independent Registered Public Accounting Firm on the
                Consolidated Financial Statements
          Consolidated Balance Sheets -- December 31, 2006 and 2005 Consolidated Statements of Income and Comprehensive Income --
                Years Ended December 31, 2006, 2005, and 2004 Consolidated Statements of Cash Flows --
                Years Ended December 31, 2006, 2005, and 2004 Consolidated Statements of Changes in Shareholders' Equity --
                Years Ended December 31, 2006, 2005, and 2004
          Notes to Consolidated Financial Statements

         (2). Financial Statement Schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (3).  Exhibits.
               See Index to Exhibits.

      (b).     Exhibits.
               Included in item 15(a)(3) above.

      (c).     Financial Statement Schedules.
               Included in item 15(a)(2) above.

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

                                   FNB Corporation



                                   By: /s/William P. Heath, Jr.
                                          William P. Heath, Jr.
                                          President & Chief Executive Officer
                                          (principal executive officer)

                                   Date:  March 9, 2007


                                   By: /s/Daniel A. Becker
                                          Daniel A. Becker
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (principal financial and
                                             accounting officer)

                                   Date:  March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                     Title                            Date

  /s/Kendall O. Clay             Director                       March 9, 2007
     Kendall O. Clay

  /s/Glen C. Combs               Director                       March 9, 2007
     Glen C. Combs

  /s/Douglas Covington           Director                       March 9, 2007
     Douglas Covington

  /s/Beverley E. Dalton          Director                       March 9, 2007
     Beverley E. Dalton

  /s/Daniel D. Hamrick           Director                       March 9, 2007
     Daniel D. Hamrick

  /s/William P. Heath, Jr.       President, Chief               March 9, 2007
     William P. Heath, Jr.        Executive Officer &
                                  Director

  /s/F. Courtney Hoge            Director                       March 9, 2007
     F. Courtney Hoge

  /s/Steven D. Irvin             Director                       March 9, 2007
     Steven D. Irvin

  /s/Harold K. Neal              Director                       March 9, 2007
     Harold K. Neal

  /s/Raymond D. Smoot, Jr.       Director                       March 9, 2007
     Raymond D. Smoot, Jr.

  /s/Charles W. Steger           Director                       March 9, 2007
     Charles W. Steger

  /s/Jon T. Wyatt                Director                       March 9, 2007
     Jon T. Wyatt

  /s/Daniel A. Becker            Executive Vice President       March 9, 2007
     Daniel A. Becker             & Chief Financial
                                  Officer

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

(4) Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

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

(10)H*      Non-employee Director Compensation.

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

(10)L*      Pay-for-Performance Plan.

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

10(DD)* Change in Control Agreement, dated January 29, 2007, between FNB Corporation and William B. Littreal, incorporated by reference to
            Exhibit 10(DD) to Form 8-K filed January 29, 2007.

10(EE)* Form of Change in Control Agreement, dated April 1, 1999, between Keith J. Houghton and First National Bank, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 1997.

10(FF)* Virginia Bankers Association Director Deferred Compensation Plan for FNB Corporation.

(13)        2006 Annual Report to Shareholders.

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