Form 10-Q
period 2007-03-31
FNB CORP \VA\
filed 2007-05-07
CIK 1010961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                                     or
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

There were 7,372,417 shares outstanding as of May 2, 2007.

                               FNB CORPORATION
                              TABLE OF CONTENTS


                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet as of March 31, 2007        3

            Consolidated Balance Sheet as of December 31, 2006               4

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three months ended
            March 31, 2007 and 2006                                        5-6

            Unaudited Consolidated Statements of Cash Flows for the
            three months ended March 31, 2007 and 2006                       7

            Notes to Consolidated Financial Statements                    8-11

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12-22

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     23

  Item 4.   Controls and Procedures                                         23

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               24

  Item 1A.  Risk Factors                                                    24

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     24

  Item 3.   Defaults Upon Senior Securities                                 24

  Item 4.   Submission of Matters to a Vote of Security Holders             24

  Item 5.   Other Information                                               24

  Item 6.   Exhibits                                                        24

            Signatures                                                      25

            Index to Exhibits                                            26-28

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
March 31, 2007
In thousands, except share and per share data
(Unaudited)

ASSETS
Cash and due from banks                                        $   28,446
Federal funds sold                                                 55,600
Cash and cash equivalents                                          84,046
Securities available-for-sale, at fair value                      185,436
Securities held-to-maturity, at amortized cost (fair
  value approximated $1,248)                                        1,249
Other investments at cost                                           8,568
Mortgage loans held for sale                                       10,588
Loans, net of unearned income                                   1,149,635
Less allowance for loan losses                                     14,312
            Loans, net                                          1,135,323
Bank premises and equipment, net                                   26,585
Other real estate owned                                               736
Goodwill                                                           44,473
Core deposit intangibles                                            2,772
Other assets                                                       29,894
            Total assets                                      $ 1,529,670

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   158,027
      Interest-bearing demand and savings deposits                444,570
      Time deposits                                               479,015
      Certificates of deposit of $100,000 and over                193,590
            Total deposits                                      1,275,202
FHLB advances                                                      57,526
Trust preferred                                                    12,372
Other borrowings                                                      189
Other liabilities                                                   8,042
            Total liabilities                                   1,353,331
Shareholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
      shares; issued and outstanding 7,355,594 shares              36,778
      Surplus                                                      84,344
      Retained earnings                                            56,024
      Accumulated other comprehensive income (loss)                  (807)
            Total shareholders' equity                            176,339
            Total liabilities and shareholders' equity        $ 1,529,670



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2006
In thousands, except share and per share data

ASSETS
Cash and due from banks                                       $    36,877
Federal funds sold                                                 10,600
Cash and cash equivalents                                          47,477
Securities available-for-sale, at fair value                      178,821
Securities held-to-maturity, at amortized cost (fair
  value approximated $1,585)                                        1,583
Other investments at cost                                           9,075
Mortgage loans held for sale                                       18,489
Loans, net of unearned income                                   1,170,073
Less allowance for loan losses                                     13,920
            Loans, net                                          1,156,153
Bank premises and equipment, net                                   26,194
Other real estate owned                                               637
Goodwill                                                           44,473
Core deposit intangibles                                            2,996
Other assets                                                       32,817
            Total assets                                      $ 1,518,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                     $   158,464
      Interest-bearing demand and savings deposits                447,928
      Time deposits                                               469,232
      Certificates of deposit of $100,000 and over                187,358
            Total deposits                                      1,262,982
FHLB advances                                                      62,634
Trust preferred                                                    12,372
Other borrowings                                                       45
Other liabilities                                                   7,265
            Total liabilities                                   1,345,298
Shareholders' equity:
      Common stock, $5.00 par value.  Authorized 25,000,000
            shares; issued and outstanding 7,348,823 shares        36,744
      Surplus                                                      84,212
      Retained earnings                                            53,545
      Accumulated other comprehensive income (loss)                (1,084)
            Total shareholders' equity                            173,417
            Total liabilities and shareholders' equity        $ 1,518,715



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three Months Ended March 31, 2007 and 2006
In thousands, except share and per share data
(Unaudited)

                                                    2007         2006
Interest income:
  Interest and fees on loans                    $ 21,330       20,056
  Interest on securities:
    Taxable                                        2,423        2,006
    Nontaxable                                        68           92
  Interest on federal funds sold and
    short term investments                           502          152
         Total interest income                    24,323       22,306
Interest expense:
  Deposits                                         9,966        7,696
  Federal funds purchased and securities
    sold under agreements to repurchase                9           31
  Debt                                               910        1,222
         Total interest expense                   10,885        8,949
         Net interest income                      13,438       13,357
Provision for loan losses                            678          364
         Net interest income after
           provision for loan losses              12,760       12,993
Noninterest income:
  Service charges on deposit accounts              1,257        1,468
  Origination fees on loans sold                     596          673
  Other service charges and fees                     643          639
  Trust/investment product sales revenue             400          461
  Other income                                       669          567
  Securities gains (losses), net                       -           25
         Total noninterest income                  3,565        3,833
Noninterest expense:
  Salaries and employee benefits                   5,781        5,325
  Occupancy and equipment expense, net             1,486        1,460
  Cardholder/merchant processing                     249          231
  Supplies expense                                   249          249
  Telephone expense                                  179          183
  Other real estate owned expense, net                 6           (3)
  Amortization of core deposit
    intangibles                                      225          266
  Other expenses                                   2,110        2,071
         Total noninterest expense                10,285        9,782
Income before income tax expense                   6,040        7,044
Income tax expense                                 2,013        2,370
         Net income                             $  4,027        4,674

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

                                                    2007         2006
Other comprehensive income (loss),
    net of income tax expense (benefit):
      Gross unrealized gains (losses) on
        available-for-sale securities                277         (533)
         Less:  Reclassification adjustment
           for (gains) losses included in
           net income                                  -          (25)
      Other comprehensive income (loss)              277         (558)

           Comprehensive income                $   4,304        4,116


          Basic earnings per share              $   0.55         0.64
          Diluted earnings per share            $   0.54         0.63
          Dividends declared per
            share                               $   0.21         0.20
          Average number basic
            shares outstanding                 7,351,895    7,320,364
          Average number diluted
            shares outstanding                 7,442,655    7,396,873


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Three Months Ended March 31, 2007 and 2006
In thousands
(Unaudited)

                                                               2007     2006
Cash flows from operating activities:
      Net income                                           $  4,027    4,674
      Adjustments to reconcile net income to net
          cash provided by operating activities:
            Provision for loan losses                           678      364
            Depreciation and amortization of bank
                  premises and equipment                        611      607
            Amortization of core deposit intangibles            225      266
            Stock awards compensation                           176       54
            Amortization of premiums and accretion
                  of discounts, net                             (29)     107
            Gain on sale of securities, net                       -      (25)
            Net gain on sale of fixed assets and
                  other real estate                              (7)      (3)
            Net increase (decrease) in mortgage loans
                  held for sale                               7,901   (4,581)
            Decrease in other assets                          2,680    4,868
            Increase (decrease) in other liabilities            777     (825)
                  Net cash provided by operating
                        activities                           17,039    5,506

Cash flows from investing activities:
      Proceeds from calls and maturities of
            securities available-for-sale                     8,611    7,219
      Proceeds from calls and maturities of
            securities held-to-maturity                         332      259
      Purchase of securities available-for-sale             (14,262) (14,951)
      Net decrease in loans                                  19,898      446
      Proceeds from sale of fixed assets and
            other real estate owned                              98       27
      Recoveries on loans previously charged off                149      185
      Bank premises and equipment expenditures               (1,087)  (1,199)
                  Net cash provided by (used in)
                        investing activities                 13,739   (8,014)

Cash flows from financing activities:
      Net increase in deposits                               12,220   20,040
      Net decrease in FHLB advances                          (5,108) (11,142)
      Net (increase) decrease in other borrowings               144   (5,783)
      Stock options exercised                                    83      248
      Dividends paid                                         (1,548)  (1,466)
                  Net cash provided by financing
                        activities                            5,791    1,897
Net increase (decrease) in cash and cash equivalents         36,569     (611)
Cash and cash equivalents at beginning of period             47,477   47,089
Cash and cash equivalents at end of period                 $ 84,046   46,478

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
March 31, 2007 and 2006
In thousands, except percent and share data
(Unaudited)


(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as "FNB") as of March 31, 2007; the consolidated statements of income and comprehensive income for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.

      Financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in FNB's 2006 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in FNB's 2006 annual report to shareholders.

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

(3)   Stock Compensation Plans

      At March 31, 2007 FNB had a stock-based compensation plan approved by shareholders and designed to provide incentives to current and prospective employees and non-employee directors of FNB and its subsidiaries. Under the plan, FNB may award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to eligible participants.


      Stock options

      FNB may award both incentive stock options and non-qualified stock options. Options granted under FNB's Plan generally expire ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. Generally, an option will vest over a four year period.

      In the first quarter of 2007, FNB awarded 21,650 incentive stock options at $36.97. These options had a fair value of $237 thousand. FNB has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk-free interest rates. Assumptions used for the periods covered herein, are outlined in the table below:

                             Three Months Ended
                              March 31, 2007
      Expected volatility             32.69%
      Expected dividend                2.27%
      Expected term (years)             6.25
      Risk-free interest rate          4.73%

      Expected volatilities are based on historical volatility trends of FNB's stock and other factors. Expected dividends reflect actual dividends paid on FNB's stock. Expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

      The following table presents the activity of FNB's outstanding stock options, for the quarter ended March 31, 2007:

                                                       Weighted
                                                       Average
                                        Weighted      Remaining   Aggregate
                           Number of  Average Price  Contractual  Intrinsic
Stock Options:              Shares      per Share       Terms       Value
                                                               (in Thousands)
Options outstanding,
  December 31, 2006        215,520      $  19.83                   $ 4,274
      Options granted       21,650         36.97
      Options exercised     (4,958)        17.36
      Options forfeited          -             -
      Options expired            -             -
Options outstanding,
  March 31, 2007           232,212         21.48          5.37       4,989

Exercisable at
  March 31, 2007           210,562         19.89          4.90       4,189
Unvested at
  March 31, 2007            21,650         36.97          9.90         800

      Stock awards

      Unrestricted stock vests immediately. Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from one to five years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors, and employees to make long-term commitments to FNB.

      In the first quarter of 2007, FNB awarded 500 shares of unrestricted stock valued at $19 thousand. Fair value for nonvested shares is determined based on the closing price of FNB's shares on the grant date.

      A summary of the status of FNB's nonvested restricted common shares for the quarter ended March 31, 2007 is presented below:

                                                 Number of
      Restricted stock grants:                    Shares
      Awards outstanding, December 31, 2006       13,258
            Restricted stock granted               2,670
            Restricted stock vested (lapsed)      (1,527)
            Restricted stock forfeited                 -
      Awards outstanding, March 31, 2007          14,401

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

      A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

                                           Three Months Ended
                                                March 31,
                                              2007    2006
      Balance at beginning of period      $ 13,920  14,412
      Provisions for loan losses               678     364
      Loan recoveries                          149     185
      Loan charge-offs                        (435)   (659)

      Balance at end of period            $ 14,312  14,302

      Nonperforming assets consist of the following:

                                           March 31,     December 31,
                                             2007            2006
      Nonaccrual loans                   $  6,219           5,074
      Other real estate owned                 736             637
      Loans past due 90 days or more          421             362
        Total nonperforming assets       $  7,376           6,073

      There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at March 31, 2007.

(5)   Short Term Borrowings and Long Term Debt

      Securities sold under agreements to repurchase (repurchase agreements) at March 31, 2007 and December 31, 2006 were collateralized by investment securities controlled by FNB with a book value of $1,998 and $1,998, respectively.

      Advances from the Federal Home Loan Bank of Atlanta totaled $57,526 and $62,634 on March 31, 2007 and December 31, 2006, respectively.
      The interest rates on the advances as of March 31, 2007 range from 3.72% to 7.26% with a weighted average rate of 5.08% and have maturity dates through August 6, 2012. The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

      competitive pressures between depository and other financial institutions may increase significantly;

      competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FNB;

      changes in the interest rate environment may reduce margins;

      general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit;

      legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FNB is engaged;

      FNB may not be able to achieve or fully realize the expected operational efficiencies and related benefits and savings from its subsidiary bank restructuring; and

      adverse changes may occur in the securities markets.

Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated. FNB does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. Except for per share figures, dollar amounts in our MD&A are expressed in thousands.

Summary

The following overview should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operation, or MD&A, in its entirety.

FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905. Through mergers and acquisitions, FNB Corporation has established 26 retail banking offices and strives to create shareholder value by maximizing the opportunities in the markets in which we choose to compete.

Our results of operations are primarily dependant on our net interest income, which is the difference between the amounts we earn on our assets contained in our loan and securities portfolios and the interest paid on our deposits and borrowings. Changes in market conditions, interest rates and competitive pressures can have a significant effect on our earnings.

FNB's earnings are down 13.8% from the first quarter of 2006 to the first quarter of 2007. Factors impacting the decline in earnings were a 72 basis point increase in cost of average interest bearing deposits, increases in our provision for loan losses, a reduction in fee income and increased personnel costs. Return on average equity decreased from 11.59% to 9.33% for the same periods. The net interest margin decreased from 3.99% in the first quarter of 2006 to 3.93% in the first quarter of 2007. Continued pressure on the net interest margin is expected as rising deposit costs outpace increases in loan rates. In addition, noninterest income declined 7.0% combined with an increase of 5.1% in noninterest expenses when comparing the first quarter of 2007 to the same period in 2006.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding goodwill are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2006 Annual Report on Form 10-K.

Allowance for Loan Losses
FNB has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. FNB's assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known. For additional discussion concerning FNB's allowance for loan losses and related matters, see
Note 1(f), "Allowance for Loan Losses" of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders for the year ended December 31, 2006.

Goodwill
FNB's growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. To account for mergers and acquisitions FNB follows Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which allows only the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets used for computing amortization is subjective. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing. For additional discussion concerning FNB's valuation of intangible assets and merger/acquisition activities, see Note 16, "Goodwill and Other Intangibles" of the Notes to Consolidated Financial Statements in FNB's Annual Report to Shareholders for the year ended December 31, 2006.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007 Compared to the Same Period in 2006

General
Net income for the three months ended March 31, 2007 decreased $647, or 13.8%, to $4,027 from $4,674 for the three months ended March 31, 2006. Diluted earnings per common share totaled $0.54 per share for the three months ended March 31, 2007 and $0.63 per share for the three months ended March 31, 2006. Return on average assets decreased to 1.08% for the three months ended March 31, 2007, from 1.27% for the three months ended March 31, 2006. Return on average shareholders' equity decreased to 9.33% for the three months ended March 31, 2007, from 11.59% for the three months ended March 31, 2006.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended March 31, 2007, net interest income increased $81, or 0.6% to $13,438, from $13,357 for the three months ended March 31, 2006. The marginal increase in net interest income for the three months ended March 31, 2007 was the result of a 61 basis point increase in our costs of interest bearing liabilities coupled with a 40 basis point increase in our yield on earning assets. The increase in interest expense was primarily due to the impact of the increase in short- and medium-term interest rates on certificates of deposit and increases in the average balances of our certificates of deposit, partially offset by a decrease in the average balance of other borrowings. While the yield on loans increased by 50 basis points, interest income was impacted by a decrease in the average balance of loans outstanding of $8,781. The average balance of net interest-earning assets increased $39,674 to $1,392,736 for the three months ended March 31, 2007, from $1,353,062 for the three months ended March 31, 2006. The increase in average earning assets occurred in our investment and Federal Funds sold categories which generally provide lower returns than our loan portfolio. Our average core funding balances, labeled interest bearing demand deposits and savings accounts, showed favorable increases of $18,921, or 4.5% for the three months ended March 31, 2007 when compared to the same period in 2006. The improvement in core funding was offset by an increase in average certificate of deposits of $22,519, or 3.5% to $659,959 for the three months ended March 31, 2007 compared to $637,440 at March 31, 2006.

The net interest margin decreased to 3.93% for the three months ended March 31, 2007, from 3.99% for the three months ended March 31, 2006. The net interest rate spread decreased to 3.34% for the three months ended March 31, 2007, from 3.55% for the three months ended March 31, 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term liabilities reprice more frequently, reflecting increases in interest rates more rapidly than our loans and securities which have longer repricing intervals and terms. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income
The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

       AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                 Three Months Ended
                                                   March 31, 2007
                                                       Interest    Average
                                           Average     Income/     Yield/
(In thousands)                             Balance     Expense(1)  Rate
ASSETS:
  Loans, net (2)                        $1,158,866    $ 21,346      7.47%
  Loans held for sale                       11,455         151      5.35
  Federal funds sold                        28,824         351      4.94
  Investments:
   Taxable                                 187,425       2,423      5.24
   Tax-exempt (1)                            6,165         104      6.84
     Total investments                     193,591       2,527      5.29

  Total earning assets                   1,392,736      24,375      7.10

  Allowance for loan losses                (14,157)
  Nonearning assets                        131,892

  Total assets                          $1,510,471

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
  Interest-bearing demand and savings   $  443,379    $  2,873      2.63%
  Certificates of deposit
    under $100,000                         469,397       4,934      4.26
  Certificates of deposit
    $100,000 and over                      190,562       2,160      4.60

  Total deposits                         1,103,338       9,967      3.66

  Federal funds purchased                      331           5      6.13
  Other borrowed funds                      71,930         914      5.15

  Total interest-bearing liabilities     1,175,599      10,886      3.76

  Noninterest-bearing demand deposits      152,025
  Other liabilities                          7,804

  Total liabilities                      1,335,428

  Shareholders' equity                     175,042

  Total liabilities and
    shareholders' equity                $1,510,471

  Net interest earnings                               $ 13,489

  Interest spread                                                   3.44%

  Net interest margin                                               3.93%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%

(2) Nonaccrual loans are included in average loans outstanding

       AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

                                                 Three Months Ended
                                                   March 31, 2006
                                                       Interest    Average
                                           Average     Income/     Yield/
(In thousands)                             Balance     Expense(1)  Rate
ASSETS:
  Loans, net (2)                        $1,167,649    $ 20,067      6.97%
  Loans held for sale                        8,756         112      5.19
  Federal funds sold                         3,772          40      4.30
  Investments:
   Taxable                                 164,560       2,006      4.94
   Tax-exempt (1)                            8,325         142      6.92
     Total investments                     172,885       2,148      5.04

  Total earning assets                   1,353,062      22,367      6.70

  Allowance for loan losses                (14,621)
  Nonearning assets                        134,811

  Total assets                          $1,473,252

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
  Interest-bearing demand and savings   $  424,458    $  2,149      2.05%
  Certificates of deposit
    under $100,000                         467,156       3,964      3.44
  Certificates of deposit
    $100,000 and over                      170,284       1,582      3.77

  Total deposits                         1,061,898       7,695      2.94

  Federal funds purchased                    1,699          21      5.01
  Other borrowed funds                      89,867       1,232      5.56

  Total interest-bearing liabilities     1,153,464       8,948      3.15

  Noninterest-bearing demand deposits      149,987
  Other liabilities                          7,049

  Total liabilities                      1,310,500

  Shareholders' equity                     162,752

  Total liabilities and
    shareholders' equity                $1,473,252

  Net interest earnings                               $ 13,419

  Interest spread                                                   3.55%

  Net interest margin                                               4.02%

(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%

(2) Nonaccrual loans are included in average loans outstanding
<PAGE<  17

Interest Income
Interest income for the three months ended March 31, 2007 increased $2,017, or 9.0% to $24,323, from $22,306 for the three months ended March 31, 2006. This increase was primarily the result of an increase of $39,674 in average balance of interest-earning assets to $1,392,736, from $1,353,062 for the three months ended March 31, 2006, which was further augmented by an increase in the average yield on interest-earning assets to 7.10% for the three months ended March 31, 2007, from 6.70% for the three months ended March 31, 2006. The average balance of outstanding loans decreased $8,782 during the quarter ended March 31, 2007 when compared to the same period in 2006. The decrease in outstanding loans reflects management's efforts to scale back indirect automobile lending and our conservatism as we are operating in an irrational pricing environment when layered against credit risk. Management has focused on maintaining asset quality by applying consistent underwriting criteria when reviewing opportunities to originate acquisition and development loans. Additionally, we have enhanced our reporting systems to better enable continual monitoring of the risk inherent in the loan portfolio. The inverted yield curve generated additional interest income as funds were deployed into short term investments as an alternative to funding loans that would increase our risk profile.

Interest Expense
Interest expense for the three months ended March 31, 2007 increased $1,936, or 21.6% to $10,885, from $8,949 for the three months ended March 31, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.76% for the three months ended March 31, 2007, from 3.15% for the three months ended March 31, 2006, coupled with an increase in the average balance of interest-bearing liabilities to $1,175,308 for the three months ended March 31, 2007, from $1,153,464 for the three months ended March 31, 2006. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing demand deposit accounts and certificates of deposit, partially offset by a reduction in the average balance of other borrowed funds. The increase in the average cost of interest-bearing liabilities was attributable to higher interest rates over the past year on our certificates of deposit, coupled with the impact of the increases in the average balances of certificates of deposit, which have a higher average cost than our other deposit products. Management has intensified efforts and developed strategies to shift the composition of our total deposits to be less reliant on certificate of deposit funding.

Provision for Loan Losses
During the three months ended March 31, 2007 a provision of $678 was recorded, which represented an increase of $314, or 86.3% over the same period in 2006. The allowance for loan losses totaled $14,312 at March 31, 2007 and $13,920 at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our nonaccrual and nonperforming loans. Our nonperforming loans continue to remain at low levels relative to the size of our loan portfolio. Nonperforming loans increased $1,303, or 21.5% to $7,376, or 0.01% of total loans, at March 31, 2007, from $6,073 at
December 31, 2006. The increase in nonperforming loans was primarily attributable to two commercial relationships. Both credits are secured by real estate and FNB expects minimal losses, if any.

In addition, management is closely monitoring an acquisition and development relationship which has incurred significant cost overruns. As of March 31, 2007 this relationship in the amount of $12,314 is categorized as performing.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our year to date annualized net charge-off ratio improved to 0.1% at March 31, 2007 when compared to 0.2% at March 31, 2006. Net loan charge-offs totaled $286 for the three months ended March 31, 2007 compared to $474 for the three months ended March 31, 2006. In addition to our consistent charge-off experience, general economic conditions in our market area remained consistent with prior periods.

The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 2007 and 1.19% at December 31, 2006. For further discussion of the methodology used to evaluate the allowance for loan losses, see "Critical Accounting Policies" and for further discussion of nonperforming loans, see "Asset Quality."

Noninterest Income
Noninterest income for the three months ended March 31, 2007 decreased $268, or 7.0% to $3,565, from $3,833 for the three months ended March 31, 2006. The decrease in noninterest income was primarily due to a decrease in service charges on deposit accounts of $211 related to a change in overdraft fees coupled with a reduction in loan origination fees of $77 related to the softening of the real estate housing markets.

Noninterest Expense
Noninterest expense increased 5.1% to $10,285 for the three months ended March 31, 2007, from $9,782 for the three months ended March 31, 2006, primarily due to increases in personnel expense and occupancy expense.

Salary expense climbed $293, or 6.4% to $4,892 for the three month period ended March 31, 2007 from $4,600 for the same period in 2006. The increase included normal merit increases to base salaries and the addition of several loan production and private banking officers. Management believes personnel expense control measures can be implemented as we continue to reorganize and gain efficiencies from the consolidation into a single banking charter during 2006.

Our percentage of noninterest expenses to average assets was 0.68% for the three months ended March 31, 2007, compared to 0.66% for the three months ended March 31, 2006. The efficiency ratio, which represents noninterest expense less amortization of core deposit intangibles divided by the sum of net interest income on a fully tax equivalent basis plus noninterest income, increased to 59.0% for the three months ended March 31, 2007, from 55.2% for the three months ended March 31, 2006, primarily due to the previously discussed higher operating costs combined with a modest increase in net interest income and the decrease in noninterest income.

Income Tax Expense
For the three months ended March 31, 2007, income tax expense totaled $2,013 representing an effective tax rate of 33.3%, compared to $2,370 for the three months ended March 31, 2006, representing an effective tax rate of 33.7%.

FINANCIAL CONDITION

March 31, 2007 Compared to December 31, 2006

Total assets increased $10,955 or 0.7% to $1,529,670 at March 31, 2007, from $1,518,715 at December 31, 2006. The marginal increase in total assets primarily reflects growth in short term investments and loan runoffs outpacing originations.

Our loan portfolio decreased $20,438, or 1.8% to $1,149,635 at March 31, 2007, from $1,170,073 at December 31, 2006. Our strategy to exit indirect lending activities accounted for $7,820, or 38.3% of the decline in the loan portfolio. Management believes the short term impacts due to the higher than normal runoff in loan balances associated with the indirect activities will enhance returns on a longer term basis by diversifying the risk of the portfolio. The real estate construction category experienced growth of $10,522, or 4.6%, which was offset by declines in commercial, consumer and real estate mortgages as stable origination volumes were overshadowed by increased prepayment activity.

Mortgage loans held for sale balances decreased from $18,489 at December 31, 2006 to $10,588 at March 31, 2007. These balances will fluctuate based on the number of loans in the pipeline on any particular day. Secondary market mortgage loan production declined 30.3% from the fourth quarter of 2006 to the first quarter of 2007. The first quarter is typically the lowest quarter for mortgage loan volume. In addition, the secondary mortgage operation experienced higher than normal employee turnover during the quarter. Management has successfully attracted talented replacements and expects production to improve during the remainder of 2007.

Securities increased $5,774 to $195,253 at March 31, 2007, or 3.0% from $189,479 at December 31, 2006. This increase was primarily the result of allocating additional funds into investments until such time as they can be deployed in the loan portfolio given the current interest rate environment. Our securities portfolio is comprised primarily of mortgage-backed and government agency securities. The amortized cost of our securities available-for-sale totaled $195,000 at March 31, 2007 and had a weighted average current coupon of 5.14% and a weighted average life of 3.8 years.

Total deposits grew 1.0%, or $12,220, from $1,262,982 at December 31, 2006 to $1,275,202 at March 31, 2007. Certificate of deposit balances grew $16,015 which compensated for the slight decline in other interest bearing deposit categories.

Federal Home Loan Bank ("FHLB") advances declined $5,108 and other borrowings, which consists mainly of sweep account repurchase agreements, increased by $144. The excess funds provided through deposit generation were used primarily to pay down borrowings.

Shareholders' equity increased to $176,339 at March 31, 2007, from $173,417 at December 31, 2006. The increase in shareholders' equity was attributable to earnings during the quarter of $4,027, less dividends declared of $1,548 and a reduction in accumulated other comprehensive loss, net of tax, of $277, which was due to an increase in the fair value of our securities available-for-sale.

Liquidity and Capital Resources
Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions. FNB has in place an action plan to ensure adequate liquidity based upon the outcomes of the quarterly stress tests.

Our primary source of funds is cash provided by principal and interest payments on loans and securities. In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $17,039 during the three months ended March 31, 2007 and $5,506 during the three months ended March 31, 2006. Deposits increased $12,220 million during the three months ended March 31, 2007 and $20,040 during the three months ended March 31, 2006. The net increases in deposits for the three months ended March 31, 2007 and 2006 reflect our continued emphasis on attracting customer deposits to fund the asset growth. As previously discussed, the net increases in deposits for the three months ended March 31, 2007 and 2006 are primarily attributable to increases in certificates of deposit.

FNB's targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%). Primary sources of liquidity include customer-based core deposits and cash generated by operations. FNB's loan to deposit ratio at March 31, 2007 was 90.2%. Even though FNB's loan to deposit ratio is above that of its peers, FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the FHLB and Federal funds lines (at March 31, 2007, these sources would provide $240 of additional borrowing capacity), the national CD market and other external sources amounting to $12,000 which could be increased by $30,000 through approval of the asset/liability committee. Testing of these sources through periodic usage is performed to ensure availability when needed.

Contractual Obligations

As of March 31, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in FNB's Annual Report to Shareholders for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in FNB's Annual Report to Shareholders for the year ended December 31, 2006.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our focus on disciplined underwriting for new loan originations combined with a stable local economic environment have resulted in our maintaining a low level of nonperforming assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive credit monitoring efforts and frequent borrower interactions, we have been proactive in addressing problem and nonperforming assets which, in turn, has helped to maintain the strength of our financial condition.

Nonperforming Assets
Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, nonaccrual loans and other real estate owned increased $1,303, from $6,073 at December 31, 2006 to $7,376 at March 31, 2007. Expressed as a percentage of loans, net of unearned income, these balances increased from .52% at December 31, 2006 to .64% at March 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB since December 31, 2006. For information regarding FNB's market risk, refer to FNB's Annual Report to Shareholders for the year ended December 31, 2006.


Item 4.     CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 1A.    RISK FACTORS

            There have been no material changes in the risk factors faced by FNB from those disclosed in FNB's Annual Report to Shareholders for the year ended December 31, 2006.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On July 28, 2005, the Board of Directors authorized FNB to repurchase up to 400,000 shares (approximately 5.5%) of its outstanding common stock from time to time through open market or privately negotiated transactions, at the discretion of management. FNB will finance the repurchases with available working capital. The repurchase program is dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares that will be repurchased.

            No shares were repurchased during the quarter ended
            March 31, 2007.

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


                              FNB Corporation


Date  May 7, 2007             /s/William P. Heath, Jr.
                                 William P. Heath, Jr.
                                 President & Chief Executive Officer
                                 (principal executive officer)


Date  May 7, 2007             /s/William B. Littreal
                                 William B. Littreal
                                 Executive Vice President &
                                   Chief Financial Officer
                                 (principal financial and accounting
                                  officer)

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

(10)G* Base Salaries for Named Executive Officers, incorporated by reference to Exhibit (10)G to Form 10-K for the year ended December 31, 2006.

(10)H* Non-employee Director Compensation, incorporated by reference to Exhibit (10)H to Form 10-K for the year ended December 31, 2006.

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

(10)L* Pay-for-Performance Plan, incorporated by reference to Exhibit (10)L to Form 10-K for the year ended December 31, 2006.

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

10(FF)* Virginia Bankers Association Director Deferred Compensation Plan for FNB Corporation, incorporated by reference to Exhibit 10(FF) to Form 10-K for the year ended December 31, 2006.

10(GG)* Consulting and Noncompetition Agreement executed on March 30, 2007, between Daniel A. Becker and FNB Corporation.

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