Form 10-Q
period 2007-06-30
FNB CORP \VA\
filed 2007-08-08
CIK 1010961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

Commission File Number:  000-24141
FNB Corporation
(Exact name of registrant as specified in its charter)

Virginia	54-1791618
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

105 Arbor Drive, Christiansburg, Virginia	24068
(Address of principal executive offices)	(Zip Code)

(540)382-4951
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X   NO _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES         NO   X

There were 7,367,196 shares outstanding as of August 7, 2007.

FNB CORPORATION

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
June 30, 2007
In thousands, except share and per share data
(Unaudited)

ASSETS
Cash and due from banks	$31,204
Federal funds sold	64,500
Cash and cash equivalents	95,704
Securities available-for-sale, at fair value	201,603
Securities held-to-maturity, at amortized cost (fair value approximated $1,248)	1,240
Other investments at cost	8,568
Mortgage loans held for sale	16,761
Loans, net of unearned income	1,135,867
Less allowance for loan losses	13,886
Loans, net	1,121,981
Bank premises and equipment, net	27,170
Other real estate owned	840
Goodwill	44,473
Core deposit intangibles	2,547
Other assets	32,224
Total assets	$1,553,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$154,838
Interest-bearing demand and savings deposits	474,051
Time deposits	470,059
Certificates of deposit of $100,000 and over	197,431
Total deposits	1,296,379
FHLB advances	57,450
Trust preferred	12,372
Other borrowings	761
Other liabilities	9,106
Total liabilities	1,376,068
Shareholders’ equity:
Common stock, $5.00 par value. Authorized 25,000,000 shares; issued and outstanding 7,366,205 shares	36,831
Surplus	84,624
Retained earnings	58,961
Accumulated other comprehensive income (loss)	(3,373)
Total shareholders’ equity	177,043
Total liabilities and shareholders’ equity	$1,553,111

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
December 31, 2006
In thousands, except share and per share data

ASSETS
Cash and due from banks	$36,877
Federal funds sold	10,600
Cash and cash equivalents	47,477
Securities available-for-sale, at fair value	178,821
Securities held-to-maturity, at amortized cost (fair value approximated $1,585)	1,583
Other investments at cost	9,075
Mortgage loans held for sale	18,489
Loans, net of unearned income	1,170,073
Less allowance for loan losses	13,920
Loans, net	1,156,153
Bank premises and equipment, net	26,194
Other real estate owned	637
Goodwill	44,473
Core deposit intangibles	2,996
Other assets	32,817
Total assets	$1,518,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$158,464
Interest-bearing demand and savings deposits	447,928
Time deposits	469,232
Certificates of deposit of $100,000 and over	187,358
Total deposits	1,262,982
FHLB advances	62,634
Trust preferred	12,372
Other borrowings	45
Other liabilities	7,265
Total liabilities	1,345,298
Shareholders’ equity:
Common stock, $5.00 par value. Authorized 25,000,000 shares; issued and outstanding 7,348,823 shares	36,744
Surplus	84,212
Retained earnings	53,545
Accumulated other comprehensive income (loss)	(1,084)
Total shareholders’ equity	173,417
Total liabilities and shareholders’ equity	$1,518,715

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three and Six Months Ended June 30, 2007 and 2006
In thousands, except share and per share data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$21,669	20,698	42,999	40,754
Interest on securities:
Taxable	2,614	2,210	5,037	4,216
Nontaxable	92	84	160	176
Interest on federal funds sold and short term investments	937	282	1,439	434
Total interest income	25,312	23,274	49,635	45,580
Interest expense:
Deposits	10,655	8,608	20,621	16,304
Federal funds purchased and securities sold under agreements to repurchase	5	25	14	56
Debt	927	1,149	1,837	2,371
Total interest expense	11,587	9,782	22,472	18,731
Net interest income	13,725	13,492	27,163	26,849
Provision for loan losses	-	623	678	987
Net interest income after provision for loan losses	13,725	12,869	26,485	25,862
Noninterest income:
Service charges on deposit accounts	1,251	1,585	2,508	3,053
Origination fees on loans sold	695	905	1,291	1,578
Other service charges and fees	546	497	1,189	1,136
Trust/investment product sales revenue	362	329	762	790
Other income	632	649	1,301	1,216
Securities gains (losses), net	-	-	-	25
Total noninterest income	3,486	3,965	7,051	7,798
Noninterest expense:
Salaries and employee benefits	$5,712	5,361	11,493	10,686
Occupancy and equipment expense, net	1,576	1,470	3,062	2,930
Cardholder/merchant processing	275	239	524	470
Supplies expense	239	290	488	539
Telephone expense	194	171	373	354
Other real estate owned expense, net	12	110	18	107
Amortization of core deposit intangibles	225	265	450	531
Other expenses	2,234	2,313	4,344	4,384
Total noninterest expense	10,467	10,219	20,752	20,001
Income before income tax expense	6,744	6,615	12,784	13,659
Income tax expense	2,258	2,241	4,271	4,611
Net income	$4,486	4,374	8,513	9,048
Other comprehensive income (loss), net of income tax expense (benefit):
Gross unrealized gains (losses) on available-for-sale securities	(2,566)	(1,513)	(2,289)	(2,046)
Less: Reclassification adjustment for (gains) losses included in net income	-	-	-	(25)
Other comprehensive income (loss)	(2,566)	(1,513)	(2,289)	(2,071)

Comprehensive income	$1,920	2,861	6,224	6,977

Basic earnings per share	$0.61	0.60	1.16	1.24
Diluted earnings per share	$0.60	0.59	1.14	1.22
Dividends declared per share	$0.21	0.20	0.42	0.40
Average number basic shares outstanding	7,362,896	7,331,290	7,357,426	7,325,858
Average number diluted shares outstanding	7,437,686	7,408,907	7,442,108	7,402,924

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Six Months Ended June 30, 2007 and 2006
In thousands
(Unaudited)

	June 30, 2007	June 30, 2006
Operating activities:
Net income	$8,513	$9,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	678	987
Depreciation and amortization of premises and equipment	1,238	1,205
Amortization of core deposit intangibles	449	531
Stock-based compensation expense	309	150
Amortization of security premiums and accretion of discounts, net	(69)	175
(Gain) on sale of securities, net	-	(25)
(Gain) loss on disposition of property and other real estate	(57)	72
Decrease (increase) in mortgage loans held for sale	1,728	(7,335)
Decrease in other assets	1,896	1,828
Increase in accrued expenses and other liabilities	1,841	965
Net cash provided by operating activities	16,526	7,601
Investing activities:
Proceeds from calls and maturities of securities available-for-sale	17,365	21,412
Proceeds from calls and maturities of securities held-to-maturity	340	264
Purchase of securities available-for-sale	(43,090)	(49,958)
Net decrease (increase) in loans	32,846	(9,762)
Proceeds from sales of fixed assets and other real estate owned	522	182
Recoveries on loans previously charged off	357	307
Payments for purchase of premises and equipment	(2,591)	(2,155)
Net cash provided by (used in) investing activities	5,749	(39,710)
Financing activities:
Net increase in demand and savings deposits	22,497	34,249
Net increase in time deposits	10,900	27,381
Net decrease in Federal Home Loan Bank advances	(5,184)	(15,216)
Net increase (decrease) in other borrowings	716	(6,356)
Stock options exercised	120	287
Dividends paid	(3,097)	(2,934)
Net cash provided by financing activities	25,952	37,411

Net increase (decrease) in cash and cash equivalents	48,227	5,302

Cash and cash equivalents:
Beginning of the period	47,477	47,089

End of the period	$95,704	$52,391

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
June 30, 2007 and 2006
In thousands, except percent, share and per share data
(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as “FNB”) as of June 30, 2007; the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.

Financial statements and notes are presented in accordance with the instructions for Form 10-Q.  The information contained in the footnotes included in FNB’s 2006 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.  The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in FNB’s 2006 Annual Report on Form 10-K.

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

(3)           Stock Compensation Plans

At June 30, 2007 FNB had a stock-based compensation plan (the “Plan”) approved by shareholders and designed to provide incentives to current and prospective employees and non-employee directors of FNB and its subsidiaries. Under the Plan, FNB may award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to eligible participants.

Stock options

FNB may award both incentive stock options and non-qualified stock options. Options granted under FNB’s Plan generally expire ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. Generally, an option will vest over a four year period.  If the merger between FNB and Virginia Financial Group, Inc. (referred to herein as “VFG”) is consummated, however, accelerated vesting of outstanding options will occur pursuant to change in control provisions.  See Note 6, “Subsequent Events”.

FNB uses the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk-free interest rates. Assumptions used for the periods covered herein, are outlined in the table below:

Six Months Ended
June 30, 2007

Expected volatility	32.69%
Expected dividend	2.27%
Expected term (years)	6.25
Risk-free interest rate	4.73%

Expected volatilities are based on historical volatility trends of FNB’s stock and other factors. Expected dividends reflect actual dividends paid on FNB’s stock. Expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of FNB’s outstanding stock options, for the six-month period ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Stock Options:	Shares	per Share	Terms	Value

Options outstanding, December 31, 2006	215,520	$19.83		$3,463
Options granted	21,650	36.97		-
Options exercised	(7,168)	16.75		145
Options forfeited	-	-		-
Options expired	-	-		-
Options outstanding, June 30, 2007	230,002	$21.54	5.13	$3,325

Exercisable at June 30, 2007	208,352	$19.94	4.66	$3,325
Unexercisable at June 30, 2007	21,650	$36.97	9.65	$-

The following table presents the values of option grants and exercises during the three-month and six-month periods ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Grant date weighted average fair value per share of options granted during the period	$-	$36.97
Total intrinsic value of options exercised during the period	46	145

Stock awards

Unrestricted stock granted without performance-based restrictions vests immediately.  Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from one to five years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors, and employees to make long-term commitments to FNB.  If the merger between FNB and VFG is consummated, however, accelerated vesting of outstanding restricted stock awards will occur pursuant to change in control provisions.  See Note 6, “Subsequent Events”.

For the quarter ended June 30, 2007, FNB awarded 7,034 shares of unrestricted stock valued at $232.  Fair value for non-vested shares is determined based on the closing price of FNB’s stock on the grant date.

A summary of the status of FNB’s unvested restricted common shares for the three months ended June 30, 2007 is presented below:

		Weighted
	Number of	Average Price
Unvested Shares:	Shares	per Share

Outstanding, March 31, 2007	14,401
Granted	30
Vested	(1,155)	$33.86
Forfeited	-
Outstanding, June 30, 2007	13,276

A summary of the status of FNB’s unvested restricted common shares for the six months ended June 30, 2007 is presented below:

		Weighted
	Number of	Average Price
Unvested Shares:	Shares	per Share

Outstanding, December 31, 2006	13,258
Granted	2,700
Vested	(2,682)	$36.18
Forfeited	-
Outstanding, June 30, 2007	13,276

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$14,312	14,302	13,920	14,412
Provisions for loan losses	-	623	678	987
Loan recoveries	208	121	357	307
Loan charge-offs	(634)	(625)	(1,069)	(1,285)

Balance at end of period	$13,886	14,421	13,886	14,421

Nonperforming assets consist of the following:

	June 30, 2007	December 31, 2006

Nonaccrual loans	$5,045	5,074
Other real estate owned	840	637
Loans past due 90 days or more	329	362
Total nonperforming assets	$6,214	6,073

There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2007.

(5)           Short Term Borrowings and Long Term Debt

Securities sold under agreements to repurchase (repurchase agreements) at June 30, 2007 and December 31, 2006 were collateralized by investment securities controlled by FNB with a book value of $1,998 and $1,998, respectively.

Advances from the Federal Home Loan Bank of Atlanta totaled $57,450 and $62,634 at June 30, 2007 and December 31, 2006, respectively.  The interest rates on the advances as of June 30, 2007 range from 3.72% to 7.26% with a weighted average rate of 5.08% and have maturity dates through August 6, 2012.  The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans.

(6)  Subsequent Events

As previously announced, on July 26, 2007, FNB entered into a definitive agreement with VFG to combine in a merger of equals transaction, creating the largest independent bank holding company headquartered in the Commonwealth of Virginia.  FNB and VFG will consolidate their banking subsidiaries into one state-chartered bank.

Under the terms of the merger agreement, FNB shareholders will receive 1.5850 shares of VFG common stock for each of their shares of FNB common stock, with each share of VFG common stock becoming one share of common stock of the resulting holding company.  Each option to purchase a share of FNB common stock outstanding immediately prior to the effective date will be converted into an option to purchase shares of common stock of the resulting holding company, adjusted for the 1.5850 exchange ratio.  In the merger agreement, FNB and VFG have each agreed not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, to enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

In connection with entering into the merger agreement, FNB and VFG entered into separate reciprocal stock option agreements (referred to herein as the “Option Agreements”), pursuant to which each company granted to the other a stock option (referred to herein as an “Option”) to purchase up to 19.9% of its total outstanding common shares.  Neither of the Options is currently exercisable and, pursuant to the terms of the Option Agreements, will only become exercisable upon the occurrence of certain events relating to a third party acquisition proposal relating to the issuer of the shares covered by the respective Option.  Each company’s total realizable value under the Option it has been granted is subject to a cap of $11,750.  Under certain circumstances, each of the companies may be required to repurchase for cash the applicable Option or the shares acquired pursuant to the exercise of such Option.

The merger is subject to customary closing conditions, including approval by FNB’s and VFG’s shareholders and by both companies’ regulators.  The merger is expected to be completed during the last quarter of 2007.

Management has been closely monitoring a credit relationship relating to a large real estate development project.  As of the close of the second quarter of 2007, this credit was performing in accordance with its contractual terms and, therefore, is not included in the amount listed as nonperforming at June 30, 2007.  During the third quarter of 2007, $11,500 of this loan relationship moved to nonaccrual status.  As of the date of this filing, the monthly interest is approximately $79 on the nonaccrual balance and unfunded commitments totaled approximately $1,500.

Item 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements may include, but are not limited to, discussions concerning the following:

•	Projections of revenues, expenses, income, income per share, net interest margins, asset growth, loan production, asset quality, deposit growth, and other performance measures
•	Ability to successfully complete merger transactions and the impact of any such transaction
•	Expansion of operations, including branch openings, entrance into new markets, development of products and services, and execution of strategic initiatives
•	Discussions on the outlook of the economy, competition, regulation, taxation, FNB strategies, subsidiaries, investment risk and policies

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the businesses of FNB and/or VFG may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame;
•	revenues following the merger may be lower than expected;
•	customer and employee relationships and business operations may be disrupted by the merger;
•	the ability to obtain required regulatory and shareholder approvals, and the ability to complete the merger on the expected timeframe may be more difficult, time-consuming or costly than expected;
•	general business, economic, and market conditions;
•	fiscal and monetary policies; war and terrorism; natural disasters;
•	changes in interest rates, deposit flows, loan demand, and real estate values;
•	a deterioration in credit quality and/or a reduced demand for credit;
•	competition with other providers of financial products and services;
•	the issuance or redemption of additional FNB equity or debt;

•	volatility in the market price of FNB’s common stock;
•	changes in accounting principles, policies, or guidelines;
•	changes in laws or regulation;
•	reliance on other companies for products and services;
•	operational or systems risks;
•	other economic, competitive, servicing capacity, governmental, regulatory, and technological factors affecting FNB’s operations, pricing, products, and delivery of services;
•	and other risk factors detailed from time to time in filings made by FNB with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the dates, and for the periods, indicated.  FNB does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise.

Summary

The following overview should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in its entirety.  Except for share and per share data, dollar amounts in our MD&A are expressed in thousands.

FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank, a national banking association formed in 1905.  Through mergers and acquisitions, FNB has established 27 retail banking offices and strives to create shareholder value by maximizing the opportunities in the markets in which we choose to compete.

Our results of operations are primarily dependant on our net interest income, which is the difference between the amounts we earn on our assets contained in our loan and securities portfolios and the interest paid on our deposits and borrowings.  Changes in market conditions, interest rates and competitive pressures can have a significant effect on our earnings.

FNB posted earnings of $4,486 (or $0.61 per share) for the quarter ended June 30, 2007 or an increase of 2.6% when compared to the same quarter of 2006.  The improvement was attributable to a $623 reduction in the provision for loan losses which served to offset the impact of a $479, or 12.1%, reduction in noninterest income in the retail banking fees and mortgage revenues categories.  Return on average assets for the quarter ended June 30, 2007 was 1.16% which equaled the ratio reported for the same quarter in 2006.  Return on average equity for the quarter ended June 30, 2007 was 10.11% compared to 10.65% during the same period in 2006.  Net interest margin fell 7 basis points to 3.88% for the quarter ended June 30, 2007 when compared to the same period in 2006.

On a year to date basis, FNB earned $8,513 for the six months ended June 30, 2007, down $535 or 5.9% when compared to the same period in 2006.  Net interest income totaled $27,163, an increase of 1.2% as compared to $26,849 reported for the same period in 2006.  Additionally, noninterest income declined 9.6% to $7,051 coupled with a 3.8% increase in noninterest expenses. Return on average assets for the six months ended June 30, 2007 was 1.12% as compared to 1.22% during the same period in 2006.  Return on average equity for the six months ended June 30, 2007 was 9.73% compared to 11.11% during the same period in 2006.  Net interest margin fell 9 basis points to 3.90% for the six months ended June 30, 2007 when compared to the same period in 2006.

Recent Developments

As previously announced, on July 26, 2007, FNB entered into a definitive agreement with Virginia Financial Group (“VFG”) to combine in a merger of equals transaction, creating the largest independent bank holding company headquartered in the Commonwealth of Virginia. FNB and VFG will consolidate their banking subsidiaries into one state-chartered bank.

Under the terms of the merger agreement, FNB shareholders will receive 1.5850 shares of VFG common stock for each of their shares of FNB common stock, with each share of VFG common stock becoming one share of common stock of the resulting holding company. Each option to purchase a share of FNB common stock outstanding immediately prior to the effective date will be converted into an option to purchase shares of common stock of the resulting holding company, adjusted for the 1.5850 exchange ratio.

In the merger agreement, FNB and VFG have each agreed not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, to enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

In connection with entering into the merger agreement, FNB and VFG entered into separate reciprocal stock option agreements (referred to herein as the “Option Agreements”), pursuant to which each company granted to the other a stock option (referred to herein as an “Option”) to purchase up to 19.9% of its total outstanding common shares.  Neither of the Options is currently exercisable and, pursuant to the terms of the Option Agreements, will only become exercisable upon the occurrence of certain events relating to a third party acquisition proposal relating to the issuer of the shares covered by the respective Option.  Each company’s total realizable value under the Option it has been granted is subject to a cap of $11,750.  Under certain circumstances, each of the companies may be required to repurchase for cash the applicable Option or the shares acquired pursuant to the exercise of such Option.

The merger is subject to customary closing conditions, including approval by VFG’s and FNB’s shareholders and by both companies’ regulators.  The merger is expected to be completed during the last quarter of 2007.

Management has been closely monitoring a credit relationship relating to a large real estate development project.  During the third quarter of 2007, $11,500 of this loan relationship moved to nonaccrual status.  Management is in the process of updating collateral values to fully understand the risk of loss associated with this credit, if any, given our current economic conditions.  As of the date of this filing, the monthly interest is approximately $79 on the nonaccrual balance and unfunded commitments totaled approximately $1,500.

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

Allowance for Loan Losses
FNB has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  FNB’s assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known.  For additional discussion concerning FNB’s allowance for loan losses and related matters, see Note 1(f), “Allowance for Loan Losses” of the Notes to Consolidated Financial Statements in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006.

Goodwill
FNB’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions.  To account for mergers and acquisitions FNB follows Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  The determination of the useful lives of intangible assets used for computing amortization is subjective.  In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing.  For additional discussion concerning FNB’s valuation of intangible assets and merger/acquisition activities, see Note 16, “Goodwill and Other Intangibles” of the Notes to Consolidated Financial Statements in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2007 Compared to the Same Period in 2006

General
Net income for the three months ended June 30, 2007 increased $112 to $4,486, from $4,374, or 2.6%, for the three months ended June 30, 2006. Diluted earnings per common share totaled $0.60 per share for the three months ended June 30, 2007 and $0.59 per share for the three months ended June 30, 2006. Return on average assets of 1.16% for the three months ended June 30, 2007, equaled the amount reported for the same period in 2006. Return on average stockholders’ equity decreased to 10.11% for the three months ended June 30, 2007, from 10.65% for the three months ended June 30, 2006.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended June 30, 2007, net interest income increased $233, or 1.7% to $13,725, from $13,492 for the three months ended June 30, 2006. Interest income for the quarter increased 8.8% to $25,312 when compared to the same quarter in 2006.  While the yield on loans increased by 51 basis points, interest income was impacted by a decrease in the average balance of loans outstanding of $27,795.  Interest expense climbed 18.4% to $11,587 as compared to the same quarter in 2006.  The increase in interest expense was primarily due to the increase in short- and medium-term interest rates on certificates of deposit and increases in the average balances of our certificates of deposit, partially offset by a decrease in the average balance of other borrowings. The average balance of net interest-earning assets increased $51,718 to $1,427,319 for the three months ended June 30, 2007, from $1,375,601 for the three months ended June 30, 2006. The majority of the increase in earning assets occurred in our investment and Federal Funds sold categories which generally provide lower returns than our loan portfolio.  Our core funding, labeled interest-bearing demand deposits and savings accounts, showed favorable increases of $19,916, or 4.5% for the three months ended June 30, 2007 when compared to the same period in 2006.  The improvement in core funding was offset by an increase in certificates of deposit of $22,596, or 3.5% to $673,614 for the three months ended June 30, 2007 compared to $651,018 at June 30, 2006.

The net interest margin decreased to 3.88% for the three months ended June 30, 2007, from 3.95% for the three months ended June 30, 2006. The net interest rate spread decreased to 3.27% for the quarter ended June 30, 2006, from 3.44% for the same period in 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term liabilities reprice more frequently, reflecting more rapid increases in interest rates than in our loans and securities which have longer repricing intervals and terms.  The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income
The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
ASSETS:
Loans, net (2)	$1,144,266	$21,685	7.60%	$1,172,061	$20,711	7.09%
Loans held for sale	11,812	155	5.26	11,354	170	6.01
Federal funds sold	60,382	781	5.19	9,368	112	4.80
Investments:
Taxable	202,081	2,614	5.19	175,338	2,211	5.06
Tax-exempt (1)	8,778	142	6.49	7,480	128	6.86
Total investments	210,859	2,756	5.24	182,818	2,339	5.13

Total earning assets	1,427,319	25,377	7.13	1,375,601	23,332	6.80

Allowance for loan losses	(14,638)			(14,465)
Non-earning assets	134,709			137,372

Total assets	$1,547,390			$1,498,508

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
Interest-bearing demand and savings	$459,211	$3,107	2.71%	$439,295	$2,502	2.28%
Certificates of deposit under $100,000	476,533	5,235	4.41	470,471	4,328	3.69
Certificates of deposit $100,000 and over	197,081	2,313	4.71	180,547	1,779	3.95

Total deposits	1,132,825	10,655	3.77	1,090,313	8,609	3.17

Federal funds purchased	-	-	-	1,391	18	5.19
Other borrowed funds	70,310	932	5.32	77,051	1,156	6.02

Total interest-bearing liabilities	1,203,135	11,587	3.86	1,168,755	9,783	3.36

Noninterest-bearing demand deposits	157,473			156,966
Other liabilities	8,830			7,353

Total liabilities	1,369,438			1,333,074

Shareholders’ equity	177,952			165,434

Total liabilities and shareholders’ equity	$1,547,390			$1,498,508

Net interest earnings		$13,790			$13,549

Net interest rate spread			3.27%			3.44%

Net interest margin			3.88%			3.95%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)           Nonaccrual loans are included in average loans outstanding.

Interest Income
Interest income for the three months ended June 30, 2007 increased $2,038, or 8.8% to $25,312, from $23,274 for the three months ended June 30, 2006. This increase was primarily the result of an increase of $51,718 in the average balance of interest-earning assets to $1,427,319, from $1,375,601 for the three months ended June 30, 2006.  Interest income was further enhanced by an increase in the average yield on interest-earning assets to 7.13% for the three months ended June 30, 2007, from 6.80% for the three months ended June 30, 2006. The average balance of outstanding loans decreased $27,795 during the quarter ended June 30, 2007 when compared to the same period in 2006.  Management continues efforts to diversify risks in the portfolio by targeting and identifying operating companies for developing borrowing relationships.

Interest Expense
Interest expense for the three months ended June 30, 2007 increased $1,805, or 18.5% to $11,587, from $9,782 for the three months ended June 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.86% for the three months ended June 30, 2007, from 3.36% for the three months ended June 30, 2006, coupled with an increase in the average balance of interest-bearing liabilities to $1,203,135 for the three months ended June 30, 2007, from $1,168,755 for the three months ended June 30, 2006. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing demand deposit accounts and certificates of deposit, partially offset by a reduction in the average balance of other borrowed funds. The increase in the average cost of interest-bearing liabilities was attributable to higher interest rates over the past year on our certificates of deposit, coupled with the impact of the increases in the average balances of certificates of deposit, which have a higher average cost than our other deposit products.

Provision for Loan Losses

Declining loan balances and improved credit quality led to no provision expense for the quarter ended June 30, 2007.  The provision expense recorded for the quarter ended June 30, 2006 totaled $623.  The allowance for loan losses totaled $13,886 at June 30, 2007 and $13,920 at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans. Our nonperforming loans continue to remain at low levels relative to the size of our loan portfolio. Nonperforming loans increased $141, or 2.3% to $6,214, or 0.60% of total loans, at June 30, 2007, from $6,073 at December 31, 2006.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our year to date annualized net charge-off ratio improved to 0.1% June 30, 2007 when compared to 0.2% at June 30, 2006. Net loan charge-offs totaled $426 for the three months ended June 30, 2007 compared to $504 for the three months ended June 30, 2006.

The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2007 and 1.19% at December 31, 2006. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of nonperforming loans, see “Asset Quality.”

Noninterest Income
Noninterest income for the three months ended June 30, 2007 decreased $479, or 12.1% to $3,486, from $3,965 for the three months ended June 30, 2006. Positive trends in our wealth management revenues which totaled $362 for the quarter were offset by a decrease in service charges on deposit accounts of $334 related to a change in overdraft fees coupled with a reduction in loan origination fees of $210 related to the softening of the real estate housing markets.

Noninterest Expense
Noninterest expense increased modestly to $10,467, or 2.4% for the three months ended June 30, 2007, from $10,219 for the three months ended June 30, 2006, primarily due to increases in personnel expense and occupancy expense.

Salary and benefits expense climbed $351, or 6.5% to $5,712 for the three month period ended June 30, 2007 from $5,361 for the same period in 2006.  The increase included normal merit increases to base salaries and the addition of several loan production, loan support and private banking officers.  Occupancy costs also increased to $1,576 or 7.2% as we continue to invest in updating our retail locations and planned expansions.

Our efficiency ratio, which represents noninterest expense less amortization of core deposit intangibles divided by the sum of net interest income on a fully tax equivalent basis plus noninterest income, increased to 59.3% for the three months ended June 30, 2007, from 56.8% for the three months ended June 30, 2006, primarily due to the previously discussed higher operating costs combined with a modest increase in net interest income and the decrease in noninterest income.

For the Six Months Ended June 30, 2007 Compared to the Same Period in 2006

General
Net income for the six months ended June 30, 2007 decreased $535 to $8,513, from $9,048, or 5.9%, for the six months ended June 30, 2006. Diluted earnings per common share totaled $1.14 per share for the six months ended June 30, 2007 and $1.22 per share for the six months ended June 30, 2006. Return on average assets was 1.12% for the six months ended June 30, 2007, compared to 1.22% for the same period in 2006. Return on average stockholders’ equity decreased to 9.73% for the six months ended June 30, 2007, from 11.11% for the six months ended June 30, 2006.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the potential impact of changes in interest rates on our results of operations.

For the six months ended June 30, 2007, net interest income increased $314, or 1.2% to $27,163, from $26,849 for the six months ended June 30, 2006. Interest income for the year increased 8.9% to $49,635 when compared to the same period in 2006.  While the yield on loans increased by 51 basis points, interest income was impacted by a decrease of $18,340 in the average balance of loans outstanding.  Interest expense climbed 20.0% to $22,472 as compared to the same year to date results for 2006.  The increase in interest expense was primarily due to the impact of the increase in short- and medium-term interest rates on certificates of deposit and increases in the average balances of our certificates of deposit, partially offset by a decrease in the average balance of other borrowings. The average balance of interest-earning assets increased $45,730 to $1,410,123 for the six months ended June 30, 2007, from $1,364,393 for the six months ended June 30, 2006.  The increase in earning assets occurred in our investment and Federal Funds sold categories which generally provide lower returns than our loan portfolio.  Our core funding, labeled interest-bearing demand deposits and savings accounts, showed favorable increases of $19,420, or 4.5% for the six months ended June 30, 2007 when compared to the same period in 2006.  The improvement in core funding was offset by an increase in certificates of deposit of $22,558, or 3.5% to $666,824 for the six months ended June 30, 2007 compared to $644,266 at June 30, 2006.

The net interest margin decreased to 3.90% for the six months ended June 30, 2007, from 3.99% for the six months ended June 30, 2006. The net interest rate spread decreased to 3.30% for the six months ended June 30, 2007, from 3.50% for the same period in 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term liabilities reprice more frequently, reflecting more rapid increases in interest rates than in our loans and securities which have longer repricing intervals and terms.  The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income
The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
ASSETS:
Loans, net (2)	$1,151,527	$43,030	7.54%	$1,169,867	$40,778	7.03%
Loans held for sale	11,635	306	5.30	10,062	282	5.65
Federal funds sold	44,690	1,132	5.11	6,585	152	4.65
Investments:
Taxable	194,793	5,037	5.21	169,979	4,216	5.00
Tax-exempt (1)	7,478	246	6.63	7,900	271	6.92
Total investments	202,271	5,283	5.27	177,879	4,487	5.09

Total earning assets	1,410,123	49,751	7.11	1,364,393	45,699	6.75

Allowance for loan losses	(14,399)			(14,543)
Non-earning assets	133,308			136,099

Total assets	$1,529,032			$1,485,949

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
Interest-bearing demand and savings	$451,338	$5,979	2.67%	$431,918	$4,651	2.17%
Certificates of deposit under $100,000	472,985	10,169	4.34	468,822	8,293	3.57
Certificates of deposit $100,000 and over	193,839	4,473	4.65	175,444	3,360	3.86

Total deposits	1,118,162	20,621	3.72	1,076,184	16,304	3.06

Federal funds purchased	165	5	6.11	1,544	40	5.22
Other borrowed funds	70,971	1,846	5.25	83,424	2,388	5.77

Total interest-bearing liabilities	1,189,298	22,472	3.81	1,161,152	18,732	3.25

Noninterest-bearing demand deposits	154,764			153,496
Other liabilities	8,465			7,201

Total liabilities	1,352,527			1,321,849

Shareholders’ equity	176,505			164,100

Total liabilities and shareholders’ equity	$1,529,032			$1,485,949

Net interest earnings		$27,279			$26,967

Net interest rate spread			3.30%			3.50%

Net interest margin			3.90%			3.99%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)           Nonaccrual loans are included in average loans outstanding.

Interest Income
Interest income for the six months ended June 30, 2007 increased $4,055, or 8.9% to $49,635, from $45,580 for the six months ended June 30, 2006. This increase was primarily the result of an increase of $45,730 in the average balance of interest-earning assets to $1,410,123, from $1,364,393 for the six months ended June 30, 2006.  Interest income was further enhanced by an increase in the average yield on interest-earning assets to 7.11% for the six months ended June 30, 2007, from 6.75% for the six months ended June 30, 2006. The average balance of outstanding loans decreased $18,340 during the six months ended June 30, 2007 when compared to the same period in 2006.  Management continues efforts to diversify risks in the portfolio by targeting and identifying operating companies for developing borrowing relationships.

Interest Expense
Interest expense for the six months ended June 30, 2007 increased $3,741, or 20.0% to $22,472, from $18,731 for the six months ended June 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.81% for the six months ended June 30, 2007, from 3.25% for the six months ended June 30, 2006, coupled with an increase in the average balance of interest-bearing liabilities to $1,189,298 for the six months ended June 30, 2007, from $1,161,152 for the six months ended June 30, 2006. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing demand deposit accounts and certificates of deposit, partially offset by a reduction in the average balance of other borrowed funds. The increase in the average cost of interest-bearing liabilities was attributable to higher interest rates over the past year on our certificates of deposit, coupled with the impact of the increases in the average balances of certificates of deposit, which have a higher average cost than our other deposit products.

Provision for Loan Losses

The provision for loan losses was $678 or a reduction of $309, or 31.3% when compared to the six months ended June 30, 2006.  The lower provision expense in 2007 was primarily due to the contracting of the loan portfolio and improved credit quality which impacts the allowance calculations.  Net loan charge-offs totaled $712 for the six months ended June 30, 2007 compared to $978 for the six months ended June 30, 2006.

Noninterest Income
Noninterest income for the six months ended June 30, 2007 decreased $747, or 9.6% to $7,051, from $7,798 for the six months ended June 30, 2006. The substantial drivers were related to a change in overdraft fees which represented a decline of $545 or a 17.9% reduction in retail banking fees coupled with a reduction in loan origination fees of $287 or 18.2% related to the softening of the real estate housing market and personnel changes.

Noninterest Expense
Noninterest expense increased at a measured pace to $20,752, or 3.8% for the six months ended June 30, 2007, from $20,001 for the six months ended June 30, 2006, primarily due to increases in personnel expense and occupancy expense.

While certain expenses such as supplies, which fell $51 or 9.5%, showed favorable reductions attributable to the consolidation efforts, salary and benefits expense climbed $807, or 7.6% to $11,493 for the six month period ended June 30, 2007 from $10,686 for the same period in 2006.  The increase included normal merit increases to base salaries and the addition of several loan production, loan support and private banking officers to position the company for continued expansion.  Occupancy costs also saw an increase of $132 or 4.5% to $3,062 as we continue to invest in updating our retail locations.

Our efficiency ratio, which represents noninterest expense less amortization of core deposit intangibles divided by the sum of net interest income on a fully tax equivalent basis plus noninterest income, increased to 59.1% for the six months ended June 30, 2007, from 56.0% for the six months ended June 30, 2006, primarily due to the previously discussed higher operating costs combined with a modest increase in net interest income and the decrease in noninterest income.

Income Tax Expense
For the six months ended June 30, 2007, income tax expense totaled $4,271 representing an effective tax rate of 33.4%, compared to $4,611 for the six months ended June 30, 2006, representing an effective tax rate of 33.8%.

FINANCIAL CONDITION

June 30, 2007 Compared to December 31, 2006

Total assets increased $34,396 or 2.3% to $1,553,111 at June 30, 2007, from $1,518,715 at December 31, 2006. Asset growth was fueled by increases in short term investments and securities.

Our loan portfolio decreased $34,206, or 2.9% to $1,135,867 at June 30, 2007, from $1,170,073 at December 31, 2006. Our strategy to exit indirect lending activities accounted for $14,301, or 41.8% of the decline in the loan portfolio.  Management believes the short term impacts due to the higher than normal runoff in loan balances associated with the indirect lending activities will enhance returns on a longer term basis by diversifying the risk of the portfolio and improve credit quality.  The real estate construction category experienced growth of $10,057, or 4.4% which was offset by declines in commercial, consumer and real estate mortgages as stable origination volumes were overshadowed by increased prepayment activity.

Mortgage loans held for sale balances decreased from $18,489 at December 31, 2006 to $16,761 at June 30, 2007.  These balances will fluctuate based on the number of loans in the pipeline on any particular day.  The volume of secondary market mortgage loan originations improved 21.6% on a sequential quarter basis from the first quarter of 2007 to the second quarter of 2007.  The first quarter is typically the lowest quarter for mortgage loan volume.  In addition, the secondary mortgage operation experienced higher than normal turnover during the first quarter and staffing levels were returned to normal in the second quarter.  Management has successfully replenished the operations and expects production to normalize during the remainder of 2007.

Securities increased $21,932 to $211,411 at June 30, 2007, from $189,479 at December 31, 2006. This increase was primarily the result of allocating additional funds into investments until such time as they can be deployed in the loan portfolio given the current interest rate environment. Our securities portfolio is comprised primarily of mortgage-backed and government agency securities. The amortized cost of our securities available-for-sale totaled $214,902 at June 30, 2007 and had a weighted average current coupon of 5.17% and a weighted average life of 4.7 years.  Management has focused on diversification of the investment portfolio with an emphasis on extending the duration.

Total deposits grew 2.6%, or $33,397, from $1,262,982 at December 31, 2006 to $1,296,379 at June 30, 2007.  Interest-bearing demand and savings accounts experienced steady growth of $26,123 or 5.8% during the first six months of the year to $474,051 while noninterest-bearing accounts dipped slightly during the period.  Certificates of deposit balances grew $10,073 compared with year end but were down sequentially compared to the March 31, 2007 period end as management continues to actively reposition the composition of our funding sources.

Federal Home Loan Bank (“FHLB”) advances declined $5,184 and other borrowings, which consists mainly of sweep account repurchase agreements, increased by $716.

Stockholders’ equity increased to $177,043 at June 30, 2007, from $173,417 at December 31, 2006. The increase in stockholders’ equity was primarily attributable to earnings during the six months of $8,513, less dividends declared of $3,097 and an increase in accumulated other comprehensive loss, net of tax, of $2,289, which was primarily due to an decrease in the fair value of our securities available-for-sale.

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

Our primary source of funds is cash provided by principal and interest payments on loans and securities. In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $16,526 during the six months ended June 30, 2007 and $7,601 during the six months ended June 30, 2006. Deposits increased $33,397 during the six months ended June 30, 2007 and $61,630 during the six months ended June 30, 2006. The net increases in deposits for the six months ended June 30, 2007 and 2006 reflect our continued emphasis on attracting customer deposits to fund the loan demand. As previously discussed, the net increases in deposits for the six months ended June 30, 2007 are primarily attributable to increases in core funding accounts.

FNB’s targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%).  Primary sources of liquidity include customer-based core deposits and cash generated by operations.  FNB’s loan to deposit ratio at June 30, 2007 was 87.6%.  FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the FHLB and Federal funds lines (at June 30, 2007, these sources would provide $223,000 of additional borrowing capacity), other external sources amount to $12,000 which could be increased by $30,000 through approval of the asset/liability committee, and the national CD market.  Testing of these sources through periodic usage is performed to ensure availability when needed.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with Generally Accepted Accounting Principles (“GAAP”), these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $16,761 at June 30, 2007. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

We also have contractual obligations related to operating lease and construction commitments.  Construction commitments have increased $1,770 since December 31, 2006 as we expand our retail delivery network.

As of June 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in FNB’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Nonperforming Assets

Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, nonaccrual loans and other real estate owned increased $141, from $6,073 at December 31, 2006 to $6,214 at June 30, 2007.  Expressed as a percentage of loans, net of unearned income, these balances increased from 0.52% at December 31, 2006 to 0.55% at June 30, 2007.

Management has been closely monitoring an $11,500 credit relationship that moved to nonaccrual status during July 2007.  Nonperforming assets will likely see a dramatic increase as a result of the previously mentioned $11,500 relationship that moved to nonaccrual during the third quarter of 2007.  Adjusting June 30, 2007 reported figures for the impact of this event would have resulted in an increase in nonperforming loans of $11,641, or 191.7% to $17,714, or 1.56% of total loans, at June 30, 2007, from $6,073 at December 31, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB since December 31, 2006.  For information regarding FNB’s market risk, refer to FNB’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                      CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within FNB to disclose material information required to be set forth in our periodic reports.

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

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

We may not complete the proposed merger.

The completion of the proposed merger with VFG requires the approval of the merger proposal by both VFG’s and our shareholders and the satisfaction or waiver of several other closing conditions.  Among these is that our representations and warranties contained in the merger agreement must be true and correct as of the date of the merger agreement and as of the closing date, except for changes permitted by the merger agreement, to the extent representations and warranties speak as of a specific date (in which case they must be true and correct as of such date) and inaccuracies that, individually or in the aggregate, have not had and would not reasonably be expected to have a material adverse effect (as such term is defined in the merger agreement) on us.  If the merger is not completed, our stock price may decline. The inability to complete the merger may also result in litigation, which could be costly and could divert the attention of management. In addition, our results of operations for 2007 would likely be adversely affected by costs and activities related to the proposed merger.

Whether or not the merger is completed, the pendency of the merger may cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the merger is completed, the pendency of the merger may cause disruptions in our business. Specifically:

•
current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees; and

•	the attention of management may be directed toward the completion of the merger.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business and financial results.

Failure to complete the merger will subject FNB to financial risks and could cause its stock price to decline.

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•
as a result of investors’ expectations regarding the merger, FNB’s stock price may decline to the extent that its shares are trading at a higher level than they might have been in the absence of the merger agreement;

•	costs related to the merger, such as legal and accounting fees must be paid even if the merger is not completed;

•
the benefits that we expect that our shareholders will realize from the merger will not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•
the diversion of our management’s attention and the possible disruption of our relationships with employees, customers and suppliers between the signing of the merger agreement and its termination, might make it difficult for us to regain our financial and market position if the merger does not occur.

Please also refer to the discussion under “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2 of this report for a discussion of other risk factors applicable to FNB.

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

No shares were repurchased during the quarter ended June 30, 2007.

FNB has suspended repurchases of its common stock in connection with entering into the Merger Agreement.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments”.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of FNB Corporation was held at The Event Centre, 1655 Roanoke Street, Christiansburg, Virginia on May 8, 2007, at 2:00 p.m.  The shareholders voted on two items, with results as indicated:

(1)	The election of four Class II Directors to serve until the 2010 Annual Meeting of Shareholders:

Director	No. of Shares Voted For	No. of Shares Withheld

Kendall O. Clay	6,066,246	277,421
Harold K. Neal	6,215,832	127,835
Charles W. Steger	6,195,438	148,229
Jon T. Wyatt	6,207,717	135,950

(2)	The ratification of the appointment by the Audit Committee of the Board of Directors of Brown, Edwards & Company, L.L.P., as independent registered public accounting firm of FNB Corporation for 2007:

			No. of
No. of Shares	No. of Shares	No. of	Broker
Voted For	Voted Against	Abstentions	Non-votes
6,272,877	66,219	4,571	-

The following Class III Directors are continuing to serve until the 2008 Annual Meeting of Shareholders:

Glen C. Combs
Douglas Covington
F. Courtney Hoge
Raymond D. Smoot, Jr.

The following Class I Directors are continuing to serve until the 2009 Annual Meeting of Shareholders:

Beverley E. Dalton
Daniel D. Hamrick
William P. Heath, Jr.
Steven D. Irvin

No other matters were voted on at the Annual Meeting.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See index to exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB Corporation

Date August 8, 2007	/s/William P. Heath, Jr.
William P. Heath, Jr.
President & Chief Executive Officer
(principal executive officer)

Date August 8, 2007	/s/William B. Littreal
William B. Littreal
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit #	Description

Plan of Merger

2(a)	Merger Agreement dated March 20, 2003 between FNB and Bedford Bancshares, Inc., incorporated by reference to Exhibit (2)C to Form 10-Q for the quarter ended March 31, 2003.

2(b)	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Articles of Incorporation & Bylaws

3(i)(a)	Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1996.

3(i)(b)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 dated September 13, 2000.

3(i)(c)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit (3)(i)(c) to Form 10-Q for the quarter ended June 30, 2002.

3(ii)	Registrant's Restatement of Bylaws (as amended through January 27, 2005), incorporated by reference to Exhibit (3)(ii) to Form 10-K for the year ended December 31, 2004.

Instruments Defining Rights of Security Holders

4
Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with item 601(b)(4)(iii) of Regulation S-K.  The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

Material Contracts

10(A)*	FNB Corporation 2000 Incentive Stock Plan, as amended December 21, 2006.

10(B)*	Form of FNB Corporation Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit (10)B to Form 10-Q for the quarter ended September 30, 2004.

10(C)*	Form of FNB Corporation Restricted Stock Agreement for Employee, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 2004.

10(D)*	Form of FNB Corporation Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit (10)D to Form 10-Q for the quarter ended September 30, 2004.

10(E)*
Second Amendment, dated February 23, 2006, to the Employment Agreement dated June 2, 2003 between FNB Corporation and William P. Heath, Jr., incorporated by reference to Exhibit (10)E to Form 8-K filed March 1, 2006.

10(G)*	Base Salaries for Named Executive Officers.

10(H)*	Non-employee Director Compensation, incorporated by reference to Exhibit (10)H to Form 10-K for the year ended December 31, 2006.

10(I)*	Director Retirement Plan, incorporated by reference to Exhibit (10)I to Form 10-K for the year ended December 31, 2004.

10(J)*	FNB Corporation Severance Pay Plan, incorporated by reference to Exhibit (10)J to Form 10-K for the year ended December 31, 2004.

10(K)*	Consulting and Noncompetition Agreement dated September 30, 2005, between R. Bruce Munro and FNB, incorporated by reference to Exhibit (10)K to Form 10-Q for the quarter ended September 30, 2005.

10(L)*	Pay-for-Performance Plan, incorporated by reference to Exhibit (10)L to Form 10-K for the year ended December 31, 2006.

10(M)*	Employment Agreement dated April 1, 2002 between FNB Corporation and D.W. Shilling, incorporated by reference to Exhibit (10)M to Form 10-Q for the quarter ended March 31, 2006.

10(N)*
Form of Change in Control Agreement, dated April 1, 1999, between Daniel A. Becker and FNB Corporation and First National Bank, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 1997.

10(O)*	FNB Corporation 2006 Incentive Stock Plan, as amended December 21, 2006.

10(P)*	Form of Employee Stock Award Agreement, incorporated by reference to Exhibit 10(P) to Form 8-K filed May 15, 2006.

10(Q)*	Form of Non-Employee Director Stock Award Agreement, incorporated by reference to Exhibit 10(Q) to Form 8-K filed May 15, 2006.

10(R)*	Form of Non-Qualified Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(R) to Form 8-K filed June 1, 2006.

10(S)*	Form of Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(S) to Form 8-K filed June 1, 2006.

10(T)*	Form of Stock Appreciation Right Agreement for Employee, incorporated by reference to Exhibit 10(T) to Form 8-K filed June 1, 2006.

10(U)*	Form of Stock Appreciation Right Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(U) to Form 8-K filed June 1, 2006.

10(V)*	Form of Restricted Stock Agreement for Employee, incorporated by reference to Exhibit 10(V) to Form 8-K filed June 1, 2006.

10(W)*	Form of Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(W) to Form 8-K filed June 1, 2006.

10(X)*	Form of Restricted Stock Unit Agreement for Employee, incorporated by reference to Exhibit 10(X) to Form 8-K filed June 1, 2006.

10(Y)*	Form of Restricted Stock Unit Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(Y) to Form 8-K filed June 1, 2006.

10(Z)*	Form of Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(Z) to Form 8-K filed June 1, 2006.

10(AA)*	Form of Stock Payment Award Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(AA) to Form 8-K filed June 1, 2006.

10(BB)*	Change in Control Agreement, dated July 27, 2006, between FNB Corporation and Gregory W. Feldmann, incorporated by reference to Exhibit 10(BB) to Form 8-K filed July 31, 2006.

10(CC)*	Change in Control Agreement, dated August 25, 2006, between FNB Corporation and David W. DeHart, incorporated by reference to Exhibit 10(CC) to Form 8-K filed August 30, 2006.

10(DD)*	Change in Control Agreement, dated January 29, 2007, between FNB Corporation and William B. Littreal, incorporated by reference to Exhibit 10(DD) to Form 8-K filed January 29, 2007.

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

10(GG)*
Consulting and Noncompetition Agreement executed on March 30,2007, between Daniel A. Becker and FNB Corporation, incorporated by reference to Exhibit 10(GG) to Form 10-Q for the quarter ended March 31, 2007.

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