Form 10-Q
period 2007-09-30
FNB CORP \VA\
filed 2007-11-09
CIK 1010961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____ NO   X

There were 7,374,116 shares outstanding as of November 7, 2007.

FNB CORPORATION

Part I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
FNB Corporation and subsidiaries
September 30, 2007
In thousands, except share and per share data
(Unaudited)

ASSETS
Cash and due from banks	$29,333
Federal funds sold	42,800
Cash and cash equivalents	72,133
Securities available-for-sale, at fair value	207,643
Securities held-to-maturity, at amortized cost (fair value approximated $1,231)	1,233
Other investments at cost	8,341
Mortgage loans held for sale	8,577
Loans, net of unearned income	1,119,726
Less allowance for loan losses	11,634
Loans, net	1,108,092
Bank premises and equipment, net	27,993
Other real estate owned	973
Goodwill	44,473
Core deposit intangibles	2,321
Other assets	33,935
Total assets	$1,515,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$150,038
Interest-bearing demand and savings deposits	461,352
Time deposits	455,614
Certificates of deposit of $100,000 and over	193,201
Total deposits	1,260,205
FHLB advances	52,399
Trust preferred	12,372
Other borrowings	1,237
Other liabilities	8,684
Total liabilities	1,334,897
Shareholders’ equity:
Common stock, $5.00 par value. Authorized 25,000,000 shares; issued and outstanding 7,373,657 shares	36,868
Surplus	84,753
Retained earnings	60,696
Accumulated other comprehensive income (loss)	(1,500)
Total shareholders’ equity	180,817
Total liabilities and shareholders’ equity	$1,515,714

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FNB Corporation and subsidiaries
Three and Nine Months Ended September 30, 2007 and 2006
In thousands, except share and per share data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$21,328	21,499	64,327	62,253
Interest on securities:
Taxable	2,685	2,544	7,722	6,760
Nontaxable	153	76	313	252
Interest on federal funds sold and short term investments	875	284	2,314	718
Total interest income	25,041	24,403	74,676	69,983
Interest expense:
Deposits	10,725	9,372	31,346	25,676
Federal funds purchased and securities sold under agreements to repurchase	11	25	25	81
Debt	963	1,166	2,800	3,537
Total interest expense	11,699	10,563	34,171	29,294
Net interest income	13,342	13,840	40,505	40,689
Provision for loan losses	1,623	354	2,301	1,341
Net interest income after provision for loan losses	11,719	13,486	38,204	39,348
Noninterest income:
Service charges on deposit accounts	1,290	1,308	3,798	4,361
Origination fees on loans sold	722	910	2,013	2,488
Other service charges and fees	606	522	1,795	1,658
Trust/investment product sales revenue	329	317	1,091	1,107
Other income	551	758	1,852	1,974
Securities gains (losses), net	-	-	-	25
Total noninterest income	3,498	3,815	10,549	11,613
Noninterest expense:
Salaries and employee benefits	$5,456	5,509	16,949	16,195
Occupancy and equipment expense, net	1,548	1,420	4,610	4,350
Cardholder/merchant processing	292	273	816	743
Supplies expense	266	178	754	717
Telephone expense	187	172	560	526
Other real estate owned expense, net	12	11	30	118
Amortization of core deposit intangibles	225	266	675	797
Other expenses	2,364	2,425	6,708	6,809
Total noninterest expense	10,350	10,254	31,102	30,255
Income before income tax expense	4,867	7,047	17,651	20,706
Income tax expense	1,582	2,383	5,853	6,994
Net income	$3,285	4,664	11,798	13,712
Other comprehensive income (loss), net of income tax expense (benefit):
Gross unrealized gains (losses) on available-for-sale securities	1,873	2,149	(416)	103
Less: Reclassification adjustment for (gains) losses included in net income	-	-	-	(25)
Other comprehensive income (loss)	1,873	2,149	(416)	78

Comprehensive income	$5,158	6,813	11,382	13,790

Basic earnings per share	$0.45	0.64	1.60	1.87
Diluted earnings per share	$0.44	0.63	1.59	1.85
Dividends declared per share	$0.21	0.21	0.63	0.61
Average number basic shares outstanding	7,369,004	7,342,560	7,361,328	7,331,486
Average number diluted shares outstanding	7,440,074	7,425,014	7,441,423	7,410,368

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FNB Corporation and subsidiaries
Nine Months Ended September 30, 2007 and 2006
In thousands
(Unaudited)

	September 30, 2007	September 30, 2006
Operating activities:
Net income	$11,798	$13,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,301	1,341
Depreciation and amortization of premises and equipment	1,863	1,798
Amortization of core deposit intangibles	675	797
Stock-based compensation expense	419	266
Amortization of security premiums and accretion of discounts, net	(141)	182
(Gain) on sale of securities, net	-	(25)
(Gain) loss on disposition of property and other real estate	(93)	81
Decrease (increase) in mortgage loans held for sale	9,912	(5,635)
(Increase) decrease in other assets	(882)	18
Increase in accrued expenses and other liabilities	1,419	1,453
Net cash provided by operating activities	27,271	13,988
Investing activities:
Proceeds from calls and maturities of securities available-for-sale	26,147	31,742
Proceeds from calls and maturities of securities held-to-maturity	346	661
Purchase of securities available-for-sale	(54,730)	(59,716)
Net decrease (increase) in loans	44,561	(11,849)
Proceeds from sales of fixed assets and other real estate owned	677	312
Recoveries on loans previously charged off	671	381
Payments for purchase of premises and equipment	(4,054)	(3,231)
Net cash provided by (used in) investing activities	13,618	(41,700)
Financing activities:
Net increase in demand and savings deposits	4,999	8,918
Net (decrease) increase in time deposits	(7,776)	28,754
Net decrease in Federal Home Loan Bank advances	(10,235)	(15,290)
Net increase (decrease) in other borrowings	1,192	(6,532)
Stock options exercised	234	367
Dividends paid	(4,647)	(4,478)
Net cash (used in) provided by financing activities	(16,233)	11,739

Net increase (decrease) in cash and cash equivalents	24,656	(15,973)

Cash and cash equivalents:
Beginning of the period	47,477	47,089

End of the period	$72,133	$31,116

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FNB Corporation and subsidiaries
September 30, 2007 and 2006
In thousands, except percent, share and per share data
(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of FNB Corporation and subsidiaries (referred to herein as “FNB”) as of September 30, 2007; the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.

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

At September 30, 2007 FNB had a stock-based compensation plan (the “Plan”) approved by shareholders and designed to provide incentives to current and prospective employees and non-employee directors of FNB and its subsidiaries. Under the Plan, FNB may award incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock to eligible participants.

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

FNB uses the Black-Scholes model to calculate fair values of options awarded.  This model requires assumptions as to expected volatility, dividends, terms, and risk-free interest rates.  Assumptions used for the periods covered herein are outlined in the table below:

Nine Months Ended
September 30, 2007

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

The following table presents the activity of FNB’s outstanding stock options, for the nine month period ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Stock Options:	Shares	per Share	Terms	Value

Options outstanding, December 31, 2006	215,520	$19.83		$2,210
Options granted	21,650	$36.97		-
Options exercised	(13,376)	$17.50		-
Options forfeited	-	-		-
Options expired	-	-		-
Options outstanding, September 30, 2007	223,794	$21.63	5.13	$2,042

Exercisable at September 30, 2007	202,144	$19.99	4.45	$2,042
Unexercisable at September 30, 2007	21,650	$36.97	9.40	$-

The following table presents the values of option grants and exercises for the three-month and nine-month periods ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Grant date weighted average fair value per share of options granted during the period	$-	$36.97
Total intrinsic value of options exercised during the period	79	224

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

For the quarter ended September 30, 2007, FNB awarded 65 shares of unrestricted stock valued at $2 thousand.  Fair value for unvested restricted shares is determined based on the closing price of FNB’s stock on the grant date.

A summary of the status of FNB’s unvested restricted shares for the three months ended September 30, 2007 is presented below:

		Weighted
	Number of	Average Price
Unvested Shares:	Shares	per Share

Outstanding, June 30, 2007	13,276
Granted	65
Vested	(1,244)	$30.81
Forfeited	-
Outstanding, September 30, 2007	12,097

A summary of the status of FNB’s unvested restricted shares for the nine months ended September 30, 2007 is presented below:

		Weighted
	Number of	Average Price
Unvested Shares:	Shares	per Share

Outstanding, December 31, 2006	13,258
Granted	2,765
Vested	(3,926)	$34.48
Forfeited	-
Outstanding, September 30, 2007	12,097

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

A summary of the changes in the allowance for loan losses (including allowances for impaired loans) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$13,886	14,421	13,920	14,412
Provisions for loan losses	1,623	354	2,301	1,341
Loan recoveries	314	75	671	381
Loan charge-offs	(4,189)	(261)	(5,258)	(1,545)

Balance at end of period	$11,634	14,589	11,634	14,589

Nonperforming assets consist of the following:

	September 30, 2007	December 31,2006

Nonaccrual loans	$13,759	5,074
Other real estate owned	973	637
Loans past due 90 days or more	567	362
Total nonperforming assets	$15,299	6,073

FNB was committed to lend $1,059 to a customer whose loans were classified as nonperforming at September 30, 2007.

(5)           Short Term Borrowings and Long Term Debt

Securities sold under agreements to repurchase (repurchase agreements) at September 30, 2007 and December 31, 2006 were collateralized by investment securities controlled by FNB with a book value of $1,998 and $1,998, respectively.

Advances from the Federal Home Loan Bank of Atlanta totaled $52,399 and $62,634 at September 30, 2007 and December 31, 2006, respectively.  The interest rates on the advances as of September 30, 2007 range from 3.76% to 7.26% with a weighted average rate of 5.20% and have maturity dates through June 7, 2010.  The advances are collateralized under a blanket floating lien agreement whereby FNB gives a blanket pledge of residential first mortgage loans.

(6)  Proposed Merger

As previously announced, on July 26, 2007, FNB entered into a definitive agreement with VFG to combine in a merger of equals transaction, creating the largest independent bank holding company headquartered in the Commonwealth of Virginia.  FNB and VFG will consolidate their banking subsidiaries into one state-chartered bank.

Under the terms of the merger agreement, FNB shareholders will receive 1.5850 shares of common stock of the combined company for each of their shares of FNB common stock, with each share of VFG common stock becoming one share of common stock of the combined company.  Each option to purchase a share of FNB common stock outstanding immediately prior to the effective date of the merger will be converted into an option to purchase shares of common stock of the combined company, adjusted for the 1.5850 exchange ratio.

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

The merger is subject to customary closing conditions, including approval by VFG’s and FNB’s shareholders and by both companies’ regulators.  The Federal Reserve Board approved the proposed merger on October 12, 2007, and the Virginia State Corporation Commission approved the proposed merger on November 1, 2007.  Approval of both companies’ shareholders is still pending.  The merger is expected to be completed during the last quarter of 2007.

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

Forward-looking statements may include, but are not limited to, discussions concerning the following:

•	Projections of revenues, expenses, income, income per share, net interest margins, asset growth, loan production, asset quality, deposit growth, and other performance measures;
•	Ability to successfully complete the proposed merger or other transactions and the impact of any such transaction on FNB’s operations and performance;
•	Expansion of operations, including branch openings, entrance into new markets, development of products and services, and execution of strategic initiatives; and
•	Discussions on the outlook of the economy, competition, regulation, taxation, FNB strategies, subsidiaries, investment risk and policies.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results contemplated or implied by such forward-looking statements.  These factors include, without limitation, the following:

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
•
the ability to obtain required regulatory and shareholder approvals, and the ability to complete the merger on the expected timeframe, may be more difficult, time-consuming or costly than expected or may not occur at all;

•	general business, economic, and market conditions;
•	fiscal and monetary policies; war and terrorism; and natural disasters;
•	changes in interest rates, deposit flows, loan demand, and real estate values;
•	deterioration in credit quality and/or a reduced demand for credit;
•	competition with other providers of financial products and services;

•	the issuance or redemption of additional FNB equity or debt;
•	volatility in the market price of FNB’s common stock;
•	changes in accounting principles, policies, or guidelines;
•	changes in laws or regulation;
•	reliance on other companies for products and services;
•	operational or systems risks;
•	other economic, competitive, servicing capacity, governmental, regulatory, and technological factors affecting FNB’s operations, pricing, products, and delivery of services;
•	and other risk factors detailed from time to time in filings made by FNB with the Securities and Exchange Commission.

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

FNB Corporation, a Virginia corporation, was organized in 1996 as a bank holding company for First National Bank (the “Bank”), a national banking association formed in 1905.  Through mergers and acquisitions, FNB has established 27 retail banking offices and strives to create shareholder value by maximizing the opportunities in the markets in which we choose to compete.

Our results of operations are primarily dependant on our net interest income, which is the difference between the amounts we earn on our assets contained in our loan and securities portfolios and the interest paid on our deposits and borrowings.  Changes in market conditions, interest rates and competitive pressures can have a significant effect on our earnings.

FNB posted earnings of $3,285 (or $0.45 per basic share) for the quarter ended September 30, 2007 or a decrease of 29.6% when compared to the same quarter of 2006.  The decline in reported earnings was largely attributable to a $1,269 increase in the provision for loan losses and further margin compression which resulted in a $498 decrease in net interest income.  Return on average assets for the quarter ended September 30, 2007 was 0.85% as compared to 1.23% for the same quarter in 2006.  Return on average equity for the quarter ended September 30, 2007 was 7.30% compared to 11.25% during the same period in 2006.  Net interest margin fell 18 basis points to 3.78% for the quarter ended September 30, 2007 when compared to the same period in 2006.

In the first nine months of 2007, FNB earned $11,798, down $1,914 or 14.0% when compared to the nine months ended September 30, 2006.  Net interest income totaled $40,505 as compared to $40,689 reported for the same period in 2006.  For the nine months ended September 30, 2007, noninterest income declined 9.2% to $10,549 while noninterest expenses experienced a 2.8% increase to $31,102 when compared to the same period in 2006.  Return on average assets for the nine months ended September 30, 2007 was 1.03% as compared to 1.22% during the same period in 2006.  Return on average equity for the nine months ended September 30, 2007 was 8.90% compared to 11.16% during the same period in 2006.  Net interest margin fell 12 basis points to 3.86% for the nine months ended September 30, 2007 when compared to the same period in 2006.

Proposed Merger

As previously announced, on July 26, 2007, FNB entered into a definitive agreement with Virginia Financial Group, Inc. (“VFG”) to combine in a merger of equals transaction, creating the largest independent bank holding company headquartered in the Commonwealth of Virginia.  FNB and VFG will consolidate their banking subsidiaries into one state-chartered bank.

Under the terms of the merger agreement, FNB shareholders will receive 1.5850 shares of common stock of the combined company for each of their shares of FNB common stock, with each share of VFG common stock becoming one share of common stock of the combined company.  Each option to purchase a share of FNB common stock outstanding immediately prior to the effective date of the merger will be converted into an option to purchase shares of common stock of the combined company, adjusted for the 1.5850 exchange ratio.

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

The merger is subject to customary closing conditions, including approval by VFG’s and FNB’s shareholders and by both companies’ regulators.  The Federal Reserve Board approved the proposed merger on October 12, 2007, and the Virginia State Corporation Commission approved the proposed merger on November 1, 2007.  Approval of both companies’ shareholders is still pending.  The merger is expected to be completed during the last quarter of 2007.

Merger-Related Demand

On July 26, 2007, Kendall O. Clay and Daniel D. Hamrick, two directors of FNB, in their capacities as shareholders, made demand on FNB under the Virginia Stock Corporation Act, which provides for the possible commencement of a shareholders’ derivative proceeding.  The letter demanded that (i) the directors of FNB evaluate all alternatives to the proposed affiliation with VFG, (ii) the board employ an independent investment banking firm to assist the board in considering alternatives to the affiliation with VFG (not compensated based on whether an affiliation transaction is consummated), and (iii) the board engage additional legal counsel not then currently involved in the affiliation transaction to advise the board of its fiduciary responsibilities to shareholders.

On September 27, 2007, the FNB board appointed a special committee consisting of three disinterested directors to review and evaluate the allegations made in the demand.  The special committee has conducted that review and evaluation with the assistance of the Roanoke, Virginia law firm of Woods Rogers PLC and Keefe, Bruyette & Woods Inc., a leading national investment banking firm which specializes in financial institutions.

On October 24, 2007, the special committee delivered a letter to Messrs. Clay and Hamrick advising them that the special committee had completed its review and evaluation, with the assistance of these independent professionals, of the demands made by Messrs. Clay and Hamrick and that the special committee had concluded, in good faith on the basis of that review and evaluation, that the pursuit of their demands was not in the best interest of FNB and rejected their demands on behalf of FNB.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Our policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding goodwill are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.  These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors.  The following description of these policies should be read in conjunction with the corresponding section in FNB’s 2006 Annual Report on Form 10-K.

Allowance for Loan Losses
FNB has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  FNB’s assessments may be impacted in future periods by changes in economic conditions, regulatory examinations and the discovery of information with respect to borrowers that is not currently known.  For additional discussion concerning FNB’s allowance for loan losses and related matters, see Note 1(f), “Allowance for Loan Losses” of the Notes to Consolidated Financial Statements in FNB’s 2006 Annual Report on Form 10-K.

Goodwill
FNB’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions.  To account for mergers and acquisitions, FNB follows Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting.

For purchase acquisitions, FNB is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  The determination of the useful lives of intangible assets used for computing amortization is subjective.  In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in merger multiples, the overall interest rate environment, or the continuing operations of the acquisition targets could have a significant impact on the periodic impairment testing.  For additional discussion concerning FNB’s valuation of intangible assets and merger/acquisition activities, see Note 16, “Goodwill and Other Intangibles” of the Notes to Consolidated Financial Statements in FNB’s 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2007 Compared to the Same Period in 2006

General
Net income for the three months ended September 30, 2007 declined sharply to $3,285 from $4,664, or 29.6%, for the three months ended September 30, 2006. Diluted earnings per common share totaled $0.44 per share for the three months ended September 30, 2007 and $0.63 per share for the three months ended September 30, 2006.  Earnings for the period were impacted by further deterioration of a large real estate development credit relationship which experienced a $3,158 charge-off resulting in a $1,623 provision for loan losses for the quarter ended September 30, 2007 and additional net interest margin compression.

Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in FNB’s 2006 Annual Report on Form 10-K for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended September 30, 2007, net interest income declined $498, or 3.6%, to $13,342, from $13,840 for the three months ended September 30, 2006.  Interest income for the quarter increased 2.6% to $25,041 when compared to the same quarter in 2006.  A 20 basis point increase in the yield on our loan portfolio was partially offset by a decrease in the average balance of loans outstanding of $40,576 and increased funding costs.  Management believes loan balances may continue to decline as we believe it is a prudent strategy in the current market environment to sacrifice growth to focus on credit quality.  Interest income will likely face continued pressures as assets with adjustable rates reprice downward.  Interest expense climbed 10.8% to $11,699 as compared to the same quarter in 2006.  The increase in interest expense was primarily due to the increase in short- and medium-term interest rates on certificates of deposit and increases in the average balances of our certificates of deposit, partially offset by a decrease in the average balance of other borrowings.  The average balance of interest-earning assets increased $19,836 to $1,411,896 for the three months ended September 30, 2007, from $1,392,060 for the three months ended September 30, 2006.  Declines in the loan portfolio resulted in increases in our investment and Federal Funds sold categories which generally provide lower returns than our loan portfolio.  Our core funding, labeled interest-bearing demand deposits and savings accounts, showed favorable average balance increases of $24,035, or 5.4% for the three months ended September 30, 2007 when compared to the same period in 2006.  Our retail strategy focuses on growing core account balances to provide a stable funding source and to enhance shareholder value.  Additionally, we experienced a decline of $2,933 in average balances of certificates of deposit.  Management has been and will continue to closely monitor liability costs in an effort to maintain our net interest margin.

The net interest margin decreased to 3.78% for the three months ended September 30, 2007, from 3.96% for the three months ended September 30, 2006. The net interest rate spread decreased to 3.17% for the quarter ended September 30, 2007, from 3.43% for the same period in 2006.  As previously discussed, the decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets.  Competition for deposit accounts has resulted in short-term liability costs increasing more rapidly than yields on earning assets.  The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income
The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2007 and 2006.  Average yields are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
ASSETS:
Loans, net (2)	$1,130,677	$21,344	7.49%	$1,171,253	$21,513	7.29%
Loans held for sale	8,454	155	7.27	13,933	186	5.30
Federal funds sold	55,710	720	5.13	6,265	97	6.14
Investments:
Taxable	202,246	2,685	5.27	193,770	2,544	5.21
Tax-exempt (1)	14,809	236	6.32	6,839	117	6.79
Total investments	217,055	2,921	5.34	200,609	2,661	5.26

Total earning assets	1,411,896	25,140	7.06	1,392,060	24,457	6.97

Allowance for loan losses	(13,891)			(14,638)
Non-earning assets	133,717			138,339

Total assets	$1,531,722			$1,515,761

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
Interest-bearing demand and savings	$468,261	$3,222	2.73%	$444,226	$2,750	2.46%
Certificates of deposit under $100,000	463,526	5,199	4.45	476,541	4,688	3.90
Certificates of deposit $100,000 and over	193,679	2,304	4.72	183,597	1,935	4.18

Total deposits	1,125,466	10,725	3.78	1,104,364	9,373	3.37

Federal funds purchased	-	-	-	1,453	20	5.46
Other borrowed funds	68,019	974	5.68	76,368	1,170	6.08

Total interest-bearing liabilities	1,193,485	11,699	3.89	1,182,185	10,563	3.54

Noninterest-bearing demand deposits	151,035			159,199
Other liabilities	8,712			7,481

Total liabilities	1,353,232			1,348,865

Shareholders’ equity	178,490			166,896

Total liabilities and shareholders’ equity	$1,531,722			$1,515,761

Net interest earnings		$13,441			$13,894

Net interest rate spread			3.17%			3.43%

Net interest margin			3.78%			3.96%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)           Nonaccrual loans are included in average loans outstanding.

Interest Income
Interest income for the three months ended September 30, 2007 increased $638, or 2.6% to $25,041, from $24,403 for the three months ended September 30, 2006.  This increase was primarily the result of an increase of $19,836 in the average balance of interest earning assets combined with an increase in the average yield on our interest earning assets.  The average yield on interest-earning assets of 7.06% for the three months ended September 30, 2007, represents a 9 basis point increase from 6.97% for the three months ended September 30, 2006.  The average balance of outstanding loans decreased $40,576 during the quarter ended September 30, 2007 when compared to the same period in 2006.  Management continues efforts to diversify risks in the portfolio by targeting and identifying operating companies for developing borrowing relationships.

Interest Expense
Interest expense for the three months ended September 30, 2007 increased $1,136, or 10.8%, to $11,699, from $10,563 for the three months ended September 30, 2006.  This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.89% for the three months ended September 30, 2007, from 3.54% for the three months ended September 30, 2006, coupled with an increase in the average balance of interest-bearing liabilities of $11,300.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing demand deposit accounts, which was partially offset by a net decrease in all certificates of deposit and the average balance of other borrowed funds.  The increase in the average cost of interest-bearing liabilities was attributable to higher interest rates over the past year on our certificates of deposit, coupled with the impact of the increases in the average balances of certificates of deposit of $100 or larger, which have a higher average cost than our other deposit products.

Provision for Loan Losses
The provision expense for the quarter ended September 30, 2007 jumped 358.5% to $1,623 as compared to $354 for the same period in 2006.  The increase in the provision for loan losses was the result of an updated analysis of our exposure related to a single credit relationship which led to a write down of $3,158.  The allowance for loan losses totaled $11,634 at September 30, 2007 and $13,920 at December 31, 2006.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio.  Nonperforming assets increased $9,226, or 151.9% to $15,299, or 1.37% of total loans, at September 30, 2007, from $6,073 at December 31, 2006.  The nonperforming asset total includes approximately $8,600 related to the single credit relationship mentioned above.  Management is working diligently to remedy and minimize the potential for additional losses associated with this loan relationship.  Net loan charge-offs totaled $3,875 for the three months ended September 30, 2007 compared to $186 for the three months ended September 30, 2006.

Noninterest Income
Noninterest income for the three months ended September 30, 2007 decreased $317, or 8.3% to $3,498, from $3,815 for the three months ended September 30, 2006.  The continued weakening of the housing market has resulted in a decline in revenues off $188, or 20.7%, associated with loan origination fees in our mortgage line of business when compared to the same period in 2006.  Also contributing to the fall in noninterest revenue was a decline in revenues associated with early withdrawal of certificates of deposit ($50) and other income items ($187) partially offset by gains from the sale of fixed assets ($30).

Noninterest Expense
Noninterest expense increased slightly to $10,350, or 0.9% for the three months ended September 30, 2007, from $10,254 for the three months ended September 30, 2006.

Salary and benefits expense fell $53, or 1.0% to $5,456 for the three month period ended September 30, 2007 from $5,509 for the same period in 2006.  The reduction was primarily attributable to lower incentives associated with commission based programs, such as our mortgage origination program.  Occupancy costs for the quarter increased to $1,548 or 9.0% as we continue to invest in planned expansion and updating our retail locations.

Our efficiency ratio, which represents noninterest expense less amortization of core deposit intangibles divided by the sum of net interest income on a fully tax equivalent basis plus noninterest income, increased to 59.8% for the three months ended September 30, 2007, from 56.4% for the three months ended September 30, 2006, primarily due to the previously discussed higher operating costs combined with a decrease in net interest income and the decrease in noninterest income.

Income Tax Expense
For the three months ended September 30, 2007, income tax expense totaled $1,582, representing an effective tax rate of 32.5%, compared to $2,383 for the three months ended September 30, 2006, representing an effective tax rate of 33.8%.

For the Nine Months Ended September 30, 2007 Compared to the Same Period in 2006

General
Net income for the nine months ended September 30, 2007 decreased $1,914 or 14.0% to $11,798, from $13,712 for the nine months ended September 30, 2006. Diluted earnings per common share totaled $1.59 per share for the nine months ended September 30, 2007 and $1.85 per share for the nine months ended September 30, 2006.  Return on average assets was 1.03% for the nine months ended September 30, 2007, compared to 1.22% for the same period in 2006. Return on average stockholders’ equity decreased to 8.90% for the nine months ended September 30, 2007, from 11.16% for the nine months ended September 30, 2006.

The substantial decline in year to date performance when comparing 2007 to 2006 is attributable to several factors.  First, the deterioration of a single loan relationship has weakened asset quality, resulting in additional provisions for loan losses.  Second, declining loan balances coupled with higher funding charges have resulted in tighter margins which have been apparent in the reported figures for net interest income, which accounts for nearly 80% of our revenues.  Third, while management has been focused on keeping operating costs in line with growth, the modest 2.8% increase in noninterest expense has been overshadowed by a 9.2% drop in noninterest income.

Net Interest Income
For the nine months ended September 30, 2007, net interest income decreased $184, or 0.5% to $40,505, from $40,689 for the nine months ended September 30, 2006.  Interest income for the year increased 6.7% to $74,676 when compared to the same period in 2006.  Interest income reacted favorably to a $37,004 increase in average interest-earning assets coupled with a 27 basis point increase in yield to 7.10%.  Interest expense climbed 16.7% to $34,171 as compared to the same year to date results for 2006.  Competitive pressures for core funding sources have driven costs associated with interest-bearing demand and savings account up 24.3% when compared to the same operating period in 2006.  Our core funding, labeled interest-bearing demand deposits and savings accounts, showed favorable average balance increases of $20,976 for the nine months ended September 30, 2007 when compared to the same period in 2006.  In April 2007, management began efforts to slow growth in certificates of deposit until it is necessary to fund additional loan demand.  Average certificates of deposit balances grew at a measured 2.2% when compared to 2006 results.  We believe our strategy of disciplined loan pricing and careful consideration of alternative funding sources when pricing retail term deposits will help moderate the impacts of continued pressures on the net interest margin.

The net interest margin decreased to 3.86% for the nine months ended September 30, 2007, from 3.98% for the nine months ended September 30, 2006.  The net interest rate spread decreased to 3.26% for the nine months ended September 30, 2007, from 3.48% for the same period in 2006.  The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets.  The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income
The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2007 and 2006.  Average yields are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST EARNINGS

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
ASSETS:
Loans, net (2)	$1,144,500	$64,374	7.52%	$1,170,334	$62,292	7.12%
Loans held for sale	10,563	462	5.85	11,367	468	5.50
Federal funds sold	48,404	1,852	5.12	6,477	249	5.14
Investments:
Taxable	197,305	7,722	5.23	177,996	6,760	5.08
Tax-exempt (1)	9,949	482	6.48	7,543	387	6.86
Total investments	207,254	8,204	5.29	185,539	7,147	5.15

Total earning assets	1,410,721	74,892	7.10	1,373,717	70,156	6.83

Allowance for loan losses	(14,228)			(14,575)
Non-earning assets	133,446			136,854

Total assets	$1,529,939			$1,495,996

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
Interest-bearing demand and savings	$457,041	$9,201	2.69%	$436,065	$7,400	2.27%
Certificates of deposit under $100,000	469,798	15,367	4.37	471,424	12,981	3.68
Certificates of deposit $100,000 and over	193,785	6,778	4.68	178,192	5,296	3.97

Total deposits	1,120,624	31,346	3.74	1,085,681	25,677	3.16

Federal funds purchased	109	5	6.13	1,513	60	5.30
Other borrowed funds	69,976	2,830	5.41	81,046	3,558	5.87

Total interest-bearing liabilities	1,190,709	34,181	3.84	1,168,240	29,295	3.35

Noninterest-bearing demand deposits	153,508			155,418
Other liabilities	8,548			7,296

Total liabilities	1,352,765			1,330,954

Shareholders’ equity	177,174			165,042

Total liabilities and shareholders’ equity	$1,529,939			$1,495,996

Net interest earnings		$40,711			$40,861

Net interest rate spread			3.26%			3.48%

Net interest margin			3.86%			3.98%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)           Nonaccrual loans are included in average loans outstanding.

Interest Income
Interest income for the nine months ended September 30, 2007 increased $4,693, or 6.7% to $74,676, from $69,983 for the nine months ended September 30, 2006. The average balance of outstanding loans decreased $25,834 during the nine months ended September 30, 2007 when compared to the same period in 2006.  Benefits were recognized from a 40 basis point increase in the average yield on loans outstanding although we anticipate maintaining our current loan yield will be a challenge for the remainder of the year as we reprice adjustable rate loans.  Interest income was further enhanced by an increase in the average yield on interest-earning assets to 7.10% for the nine months ended September 30, 2007, from 6.83% for the nine months ended September 30, 2006.  Growing additional interest income will be challenging in the near term as we must balance loan growth against loan quality amid the potential of additional Federal Reserve rate cuts.

Interest Expense
Interest expense for the nine months ended September 30, 2007 increased $4,877, or 16.7%, to $34,171, from $29,294 for the nine months ended September 30, 2006.  This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.84% for the nine months ended September 30, 2007, from 3.35% for the nine months ended September 30, 2006, coupled with an increase in the average balance of interest-bearing liabilities to $1,190,709 for the nine months ended September 30, 2007, from $1,168,240 for the nine months ended September 30, 2006.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing demand deposit accounts and certificates of deposit, partially offset by a reduction in the average balance of other borrowed funds and in federal funds purchased.

Provision for Loan Losses
The provision for loan losses was $2,301, an increase of $960, or 71.6%, when compared to the nine months ended September 30, 2006.  The provision for loan losses during the first six months of 2007 showed favorable variances when compared to the same period in 2006.  However, further deterioration of a credit relationship combined with an updated analysis of the associated collateral resulted in higher than usual charge-offs for the quarter ended September 30, 2007.  The increase in net loan charge-offs, among other factors, led to a significant increase in the required provision for loan losses when compared to the same period in 2006.  Net loan charge-offs totaled $4,587 for the nine months ended September 30, 2007 compared to $1,164 for the nine months ended September 30, 2006.

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions.  Our year to date annualized net charge-off ratio increased to 0.54% at September 30, 2007 when compared to 0.1% at September 30, 2006.

The allowance for loan losses as a percentage of total loans was 1.04% at September 30, 2007 and 1.19% at December 31, 2006.  For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of nonperforming loans, see “Asset Quality.”

Noninterest Income
Noninterest income for the nine months ended September 30, 2007 decreased $1,064, or 9.2% to $10,549, from $11,613 for the nine months ended September 30, 2006.  The primary drivers of the shortfall included a decline in loan origination fees of $475, or 19.1%, associated with the challenging real estate market and staffing changes, coupled with a $563, or 12.9%, reduction in retail banking fees.

Noninterest Expense
Noninterest expense increased at a measured pace to $31,102, or 2.8% for the nine months ended September 30, 2007, from $30,255 for the nine months ended September 30, 2006, primarily due to increases in personnel expense and occupancy expense.

Salary and benefits expense climbed $754, or 4.7% to $16,949 for the nine month period ended September 30, 2007 from $16,195 for the same period in 2006.  The increase included normal merit increases to base salaries and the addition of several loan production, loan and credit support and commercial and private banking officers to position the company for continued expansion. Occupancy costs also saw an increase of $260 or 6.0% to $4,610 as we continue to invest in planned expansions and updating our retail locations.  These increases were partially offset by favorable variances in core deposit amortization and other operating expenses.

Our efficiency ratio, which represents noninterest expense less amortization of core deposit intangibles divided by the sum of net interest income on a fully tax equivalent basis plus noninterest income, increased to 59.4% for the nine months ended September 30, 2007, from 56.1% for the nine months ended September 30, 2006.

Income Tax Expense
For the nine months ended September 30, 2007, income tax expense totaled $5,853, representing an effective tax rate of 33.2%, compared to $6,994 for the nine months ended September 30, 2006, representing an effective tax rate of 33.8%.

FINANCIAL CONDITION

September 30, 2007 Compared to December 31, 2006

Total assets contracted $3,001 or 0.2% to $1,515,714 at September 30, 2007, from $1,518,715 at December 31, 2006.  The decline in total assets was driven by the decline in total loans outstanding.

Our loan portfolio decreased $50,347, or 4.3% to $1,119,726 at September 30, 2007, from $1,170,073 at December 31, 2006.  Our strategy to exit indirect lending activities accounted for $20,399, or 40.5% of the decline in the loan portfolio.  Management believes the short term impacts due to the higher than normal runoff in loan balances associated with the decision to curtail indirect lending activities will enhance returns on a longer term basis by diversifying the risk of the portfolio and improving credit quality.  The real estate construction category experienced growth of $10,846, or 4.7% which was offset by declines in commercial, consumer and real estate mortgage lending portfolios.  Prepayment activity in conjunction with efforts to diversify the loan portfolio has resulted in declining balances of outstanding loans.  In addition, management has implemented improved systems for consistent underwriting and portfolio monitoring.  Management believes that its strategy of conservative underwriting will pave the way for improved asset quality and stable earnings in the current economic environment.

Certain credit markets continue to experience volatility and difficult operating conditions.  Included in the well publicized credit market challenges are subprime mortgage loans.  FNB has not actively placed subprime mortgage loans in loans held for investment on its balance sheet.

Securities increased $27,738 to $217,217 at September 30, 2007, from $189,479 at December 31, 2006.  This increase was primarily the result of allocating additional funds into investments until such time as they can be deployed in the loan portfolio given the current credit and interest rate environment.  Our securities portfolio is comprised primarily of mortgage-backed and government agency securities.  The amortized cost of our securities available-for-sale totaled $209,493 at September 30, 2007 and had a weighted average current coupon of 5.20% and a weighted average life of 4.3 years.  Management has focused on diversification of the investment portfolio with an emphasis on extending the duration.

Total deposits fell 0.2%, or $2,777, from $1,262,982 at December 31, 2006 to $1,260,205 at September 30, 2007.  Interest-bearing demand and savings accounts experienced steady growth of $13,424 or 3.0% during the first nine months of the year to $461,352 while noninterest-bearing accounts dipped 5.3% or $8,426 to $150,038 at period end.  Certificates of deposit balances also experienced a decline of 1.2% to $648,815 at period end as management continues to actively reposition the composition of our funding sources.

Federal Home Loan Bank (“FHLB”) advances declined $10,235 and other borrowings, which consists mainly of sweep account repurchase agreements, increased by $1,192.

Stockholders’ equity increased to $180,817 at September 30, 2007, from $173,417 at December 31, 2006.  The increase in stockholders’ equity was primarily attributable to earnings during the nine months of $11,798, less dividends declared of $4,647 and an increase in accumulated other comprehensive loss, net of tax, of $416, which was primarily due to a decrease in the fair value of our securities available-for-sale.

Liquidity and Capital Resources
Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits.  Liquidity trends are monitored monthly and projections are updated quarterly and tested under multiple stress conditions.  FNB has in place an action plan to ensure adequate liquidity should any of these stress scenarios occur.

Our primary source of funds is cash provided by principal and interest payments on loans and securities.  In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings.  Net cash provided by operating activities totaled $27,271 during the nine months ended September 30, 2007 and $13,988 during the nine months ended September 30, 2006.  Total deposits decreased $2,777 during the nine months ended September 30, 2007 and increased $37,672 during the nine months ended September 30, 2006.  The slight decrease in total deposits for the nine months ended September 30, 2007 reflects our continued emphasis on a disciplined approach to liability funding costs with careful consideration to asset allocation.  As previously discussed, the core funding accounts showed modest growth which was offset by strategic decisions to restrict growth in certificates of deposit.

FNB’s targeted key internal ratios are currently well within the guidelines established by management (loans to funding sources are less than 80%, pledged to total securities are less than 50%, external funding is less than 18% and core deposits to assets are greater than 60%).  Primary sources of liquidity include customer-based core deposits and cash generated by operations.  FNB’s loan to deposit ratio at September 30, 2007 was 88.9%.  FNB has access to funding sources to meet anticipated liquidity needs in the form of available borrowings from the FHLB and Federal funds lines (at September 30, 2007, these sources would provide $226,000 of additional borrowing capacity), other external sources amounting to $12,000 which could be increased by $30,000 through approval of the asset/liability committee, and the national CD market. Testing of these sources through periodic usage is performed to ensure availability when needed.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of our business, we are a party to financial instruments with off-balance sheet risk in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  In accordance with generally accepted accounting principles (“GAAP”), these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts.  Such instruments primarily include lending commitments and lease commitments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit.  Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments.  Commitments to sell loans totaled $8,577 at September 30, 2007. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

We also have contractual obligations related to operating lease and construction commitments.  Construction commitments have increased $1,770 since December 31, 2006 as we expand our retail delivery network.

As of September 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in FNB’s 2006 Annual Report on Form 10-K.

As of September 30, 2007, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in FNB’s 2006 Annual Report on Form 10-K.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality.  We believe our focus on disciplined underwriting for new loan originations positions the company to weather increasingly difficult market conditions.  Through a variety of strategies, including, but not limited to, aggressive credit monitoring efforts and frequent borrower interactions, we have been and will continue to be proactive in addressing problem and nonperforming assets which, in turn, will help to soften the negative impacts of current economic forces facing the financial services industry.

Nonperforming Assets
Nonperforming assets, which consist of loans past due 90 days and over on which interest is still accruing, nonaccrual loans and other real estate owned increased $9,226, from $6,073 at December 31, 2006 to $15,299 at September 30, 2007.  Expressed as a percentage of loans, net of unearned income, these balances increased from 0.52% at December 31, 2006 to 1.37% at September 30, 2007.  As previously mentioned, the nonperforming asset total includes a single credit relationship of $8,600 that management is actively working to resolve.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by FNB since December 31, 2006.  For information regarding FNB’s market risk, refer to FNB’s 2006 Annual Report on Form 10-K.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                      OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Bank filed suit on July 16, 2007 in the United States District Court for the District of South Carolina, Greenville Division against First National Bancshares, Inc. and its wholly-owned subsidiary, First National Bank of the South (collectively “FNBS”), John Higdon (“Mr. Higdon”) and Peter Seitz (“Mr. Seitz,” and together with FNBS and Mr. Higdon, the “Defendants”).  Mr. Higdon is a former employee of The Bank who left the Bank to become employed by FNBS.  The complaint alleges that Mr. Higdon breached his fiduciary duties and duties of loyalty to the Bank by, among other things, soliciting and inducing the Bank’s entire Greenville, South Carolina, office to leave with him; upon information and belief, soliciting customers of the Bank to do business with him in his new position and making untrue and derogatory comments about the Bank to customers; and converting Bank personal property to his own use.  The complaint further alleges that FNBS and Mr. Seitz conspired with Mr. Higdon to accomplish these unlawful acts and aided and abetted his breach of fiduciary duty and duty of loyalty.  The complaint asserts claims of breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, civil conspiracy, intentional interference with prospective contractual relationships, trespass, conversion, and a violation of the South Carolina Unfair Trade Practices Act.  The Bank is seeking compensatory damages of no less than $5 million in addition to punitive damages of $1 million against each Defendant and treble damages under the South Carolina Unfair Trade Practices Act.  A counterclaim was filed by the Defendants on August 27, 2007, asserting claims of defamation, a violation of the South Carolina Unfair Trade Practices Act, conversion, intentional interference with contractual relationships, breach of fiduciary duty, and breach of the covenant of good faith and fair dealing and seeking money damages in an amount to be proven at trial.   On October 31, 2007, Defendants’ claims for violation of the South Carolina Unfair Trade Practice Act, breach of fiduciary duty, and breach of the covenant of good faith and fair dealing were dismissed against the Bank.  Discovery in the case has only recently begun.  The case is expected to be tried in the summer of 2008.

Item 1A.	RISK FACTORS

The following is added to the risk factors set forth under Part I, Item 1A. “Risk Factors” in FNB’s 2006 Annual Report on Form 10-K.

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

Whether or not the merger is completed, the pendency of the merger may cause disruptions in our business. Specifically:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees;
•	the attention of management may be directed toward the completion of the merger; and
•	the merger may result in litigation, which could be costly and could divert the attention of management.

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

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•
FNB’s stock price may decline to the extent that its shares are trading at a higher level than they might have been in the absence of the merger agreement as a result of investors’ expectations regarding the merger;

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

On July 28, 2005, the Board of Directors authorized FNB to repurchase up to 400,000 shares (approximately 5.5%) of its then outstanding common stock from time to time through open market or privately negotiated transactions, at the discretion of management.  FNB will finance any such repurchases with available working capital.  The repurchase program is dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares that will be repurchased.

No shares were repurchased during the quarter ended September 30, 2007.

FNB has suspended repurchases of its common stock in connection with entering into the merger agreement.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Proposed Merger”.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See index to exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB Corporation

Date November 9, 2007	/s/William P. Heath, Jr.
William P. Heath, Jr.
President & Chief Executive Officer
(principal executive officer)

Date November 9, 2007	/s/William B. Littreal
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

Material Contracts

10(A)*	FNB Corporation 2000 Incentive Stock Plan, as amended December 21, 2006, incorporated by reference to Exhibit 10(A) to Form 10-Q for the quarter ended June 30, 2007.

10(B)*	Form of FNB Corporation Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit (10)B to Form 10-Q for the quarter ended September 30, 2004.

10(C)*	Form of FNB Corporation Restricted Stock Agreement for Employee, incorporated by reference to Exhibit (10)C to Form 10-Q for the quarter ended September 30, 2004.

10(D)*	Form of FNB Corporation Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit (10)D to Form 10-Q for the quarter ended September 30, 2004.

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

10(O)*	FNB Corporation 2006 Incentive Stock Plan, as amended December 21, 2006, incorporated by reference to Exhibit 10(O) to Form 10-Q for the quarter ended June 30, 2007.

10(P)*	Form of Employee Stock Award Agreement, incorporated by reference to Exhibit 10(P) to Form 8-K filed May 15, 2006.

10(Q)*	Form of Non-Employee Director Stock Award Agreement, incorporated by reference to Exhibit 10(Q) to Form 8-K filed May 15, 2006.

10(R)*	Form of Non-Qualified Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(R) to Form 8-K filed June 1, 2006.

10(S)*	Form of Non-Qualified Stock Option Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(S) to Form 8-K filed June 1, 2006.

10(T)*	Form of Stock Appreciation Right Agreement for Employee, incorporated by reference to Exhibit 10(T) to Form 8-K filed June 1, 2006.

10(U)*	Form of Stock Appreciation Right Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(U) to Form 8-K filed June 1, 2006.

10(V)*	Form of Restricted Stock Agreement for Employee, incorporated by reference to Exhibit 10(V) to Form 8-K filed June 1, 2006.

10(W)*	Form of Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(W) to Form 8-K filed June 1, 2006.

10(X)*	Form of Restricted Stock Unit Agreement for Employee, incorporated by reference to Exhibit 10(X) to Form 8-K filed June 1, 2006.

10(Y)*	Form of Restricted Stock Unit Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(Y) to Form 8-K filed June 1, 2006.

10(Z)*	Form of Incentive Stock Option Agreement for Employee, incorporated by reference to Exhibit 10(Z) to Form 8-K filed June 1, 2006.

10(AA)*	Form of Stock Payment Award Agreement for Non-Employee Director, incorporated by reference to Exhibit 10(AA) to Form 8-K filed June 1, 2006.

10(BB)*	Change in Control Agreement, dated July 27, 2006, between FNB Corporation and Gregory W. Feldmann, incorporated by reference to Exhibit 10(BB) to Form 8-K filed July 31, 2006.

10(CC)*	Change in Control Agreement, dated August 25, 2006, between FNB Corporation and David W. DeHart, incorporated by reference to Exhibit 10(CC) to Form 8-K filed August 30, 2006.

10(DD)*	Change in Control Agreement, dated January 29, 2007, between FNB Corporation and William B. Littreal, incorporated by reference to Exhibit 10(DD) to Form 8-K filed January 29, 2007.

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